Form 10-Q
period 2024-09-30
StandardAero, Inc.
filed 2024-11-13
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-42298

StandardAero, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	30-1138150
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6710 North Scottsdale Road, Suite 250 Scottsdale, Arizona	85253
(Address of principal executive offices)	(Zip Code)

(480) 377-3100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SARO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2024, the registrant had 334,461,630 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would” and/or the negative of these terms, or other comparable terminology intended to identify statements about the future. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies, the industry in which we operate and other information that is not historical information. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these statements. Although we believe that we have a reasonable basis for each statement contained in this Quarterly Report on Form 10-Q, we cannot assure you that we will achieve or realize these plans, intentions or expectations. statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are statements. Factors that could cause actual results to differ materially from those statements included in this Quarterly Report on Form 10-Q include those described under Part II, Item 1A “Risk Factors” in this Quarterly Report.

As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors.” We operate in a competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives, plans or cost savings in any specified time frame or at all. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Those results or developments may not be indicative of results or developments in subsequent periods. We caution you not to place undue reliance on these forward-looking statements. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

SUMMARY RISK FACTORS

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition, results of operations, cash flows and prospects. You should carefully consider the risks discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, including the following risks, before investing in our common stock:

•
risks related to conditions that affect the commercial and business aviation industries;
•
decreases in budget, spending or outsourcing by our military end-users;
•
risks from any supply chain disruptions or loss of key suppliers;
•
increased costs of labor, equipment, raw materials, freight and utilities due to inflation;
•
future outbreaks and infectious diseases;
•
risks related to competition in the market in which we participate;

•
loss of an OEM authorization or license;
•
risks related to a significant portion of our revenue being derived from a small number of customers;
•
our ability to remediate effectively the material weaknesses identified in our internal control over financial reporting;
•
our ability to respond to changes in GAAP;
•
our or our third-party partners’ failure to protect confidential information;
•
data security incidents or disruptions to our IT systems and capabilities;
•
our ability to comply with laws relating to the handling of information about individuals;
•
failure to maintain our regulatory approvals;
•
risks relating to our operations outside of North America;
•
failure to comply with government procurement laws and regulations;
•
any work stoppage, hiring, retention or succession issues with our senior management team and employees;
•
any strains on our resources due to the requirements of being a public company;
•
risks related to our substantial indebtedness;
•
risks related to the ownership of our common stock, including the fact that we are a “controlled company”; and
•
other factors set forth under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share figures)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$51,265	$57,982
Accounts receivable (less allowance for expected credit losses of $14,024 and $14,779, respectively)	621,298	518,334
Contract assets, net	821,083	810,413
Inventories	778,447	698,797
Prepaid expenses and other current assets	44,161	39,126
Advance to related parties	—	138
Income tax receivable	42,253	10,980
Total current assets	2,358,507	2,135,770

Property, plant and equipment, net	552,031	522,169
Operating lease right of use asset, net	179,697	168,513
Customer relationships, net	1,025,986	1,010,747
Other intangible assets, net	252,274	284,979
Goodwill	1,685,923	1,632,496
Deferred income tax assets	4,728	4,728
Total assets	$6,059,146	$5,759,402

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$552,615	$468,625
Accrued expenses and other current liabilities	115,375	115,999
Accrued employee costs	76,145	76,121
Operating lease liabilities, current	18,752	17,040
Contract liabilities	322,318	355,651
Income taxes payable, current	3,108	9,337
Long-term debt, current portion	30,609	26,676
Total current liabilities	1,118,922	1,069,449

Long-term debt	3,391,411	3,172,108
Operating lease liabilities, non-current	170,356	159,482
Deferred income tax liabilities	185,823	182,303
Income taxes payable, non-current	—	3,108
Other non-current liabilities	28,772	26,240
Total liabilities	4,895,284	4,612,690

Commitments and contingencies (Note 10)

Stockholder’s equity
Common stock ($0.01 par value, 3,500,000,000 voting shares authorized; 281,211,630 shares issued and outstanding; 70,000,000 non-voting shares authorized, convertible to voting shares immediately prior to an underwritten public offering of common stock)	2,812	2,812
Additional paid-in capital	2,725,157	2,725,157
Accumulated deficit	(1,549,268)	(1,574,295)
Accumulated other comprehensive (loss) income	(14,839)	(6,962)
Total stockholder’s equity	1,163,862	1,146,712
Total liabilities and stockholder’s equity	$6,059,146	$5,759,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,244,627	$1,099,441	$3,827,548	$3,405,513
Cost of revenue	1,058,396	948,040	3,275,300	2,928,226
Selling, general and administrative expense	62,895	53,020	171,744	148,221
Amortization of intangible assets	23,965	23,613	70,550	70,068
Acquisition costs	1,323	9	1,323	1,514
Operating income	98,048	74,759	308,631	257,484
Interest expense	79,898	79,188	235,496	230,515
Refinancing costs	1,503	19,921	6,441	19,921
Loss on debt extinguishment	—	6,182	3,577	6,182
Other income	—	—	—	(3,509)
Income (loss) before income taxes	16,647	(30,532)	63,117	4,375
Income tax expense (benefit)	211	(12,599)	38,090	34,877
Net income (loss)	$16,436	$(17,933)	$25,027	$(30,502)
Net income (loss) per share attributable to the shareholder, basic and diluted	$0.06	$(0.06)	$0.09	$(0.11)
Weighted-average common shares outstanding	281,211,630	281,211,630	281,211,630	281,211,630

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$16,436	$(17,933)	$25,027	$(30,502)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on cash flow hedges, net of income tax benefit (expense) of $2,603 and $(1,308) for the three months ended September 30, 2024 and 2023, respectively, and $(105) and $(4,647) for the nine months ended September 30, 2024 and 2023, respectively	(9,955)	3,231	311	15,645
Cash flow hedge gain reclassified to the statement of operations, net of income tax expense $532 and $1,526 for the three months ended September 30, 2024 and 2023, respectively, and $2,269 and $3,028 for the nine months ended September 30, 2024 and 2023, respectively	(1,923)	(3,974)	(8,341)	(9,656)
Foreign currency translation adjustment	476	(279)	153	(67)
Total other comprehensive income (loss), net of tax	(11,402)	(1,022)	(7,877)	5,922
Comprehensive income (loss) attributable to the shareholder	$5,034	$(18,955)	$17,150	$(24,580)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(unaudited)

(In thousands, except share figures)

	For the nine months ended September 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance as at December 31, 2022	281,211,630	$2,812	$2,725,157	$(1,539,234)	$10,293	$1,199,028
Net loss	—	—	—	(11,731)	—	(11,731)
Other comprehensive loss, net of tax	—	—	—	—	(5,471)	(5,471)
Balance as at March 31, 2023	281,211,630	2,812	2,725,157	(1,550,965)	4,822	1,181,826
Net loss	—	—	—	(838)	—	(838)
Other comprehensive income, net of tax	—	—	—	—	12,415	12,415
Balance as at June 30, 2023	281,211,630	2,812	2,725,157	(1,551,803)	17,237	1,193,403
Net Loss	—	—	—	(17,933)	—	(17,933)
Other comprehensive loss, net of tax	—	—	—	—	(1,022)	(1,022)
Balance as at September 30, 2023	281,211,630	$2,812	$2,725,157	$(1,569,736)	$16,215	$1,174,448

	For the nine months ended September 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance as at December 31, 2023	281,211,630	$2,812	$2,725,157	$(1,574,295)	$(6,962)	$1,146,712
Net income	—	—	—	3,187	—	3,187
Other comprehensive income, net of tax	—	—	—	—	2,795	2,795
Balance as at March 31, 2024	281,211,630	2,812	2,725,157	(1,571,108)	(4,167)	1,152,694
Net income	—	—	—	5,404	—	5,404
Other comprehensive income, net of tax	—	—	—	—	730	730
Balance as at June 30, 2024	281,211,630	2,812	2,725,157	(1,565,704)	(3,437)	1,158,828
Net income	—	—	—	16,436	—	16,436
Other comprehensive loss, net of tax	—	—	—	—	(11,402)	(11,402)
Balance as at September 30, 2024	281,211,630	$2,812	$2,725,157	$(1,549,268)	$(14,839)	$1,163,862

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$25,027	$(30,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	140,021	147,801
Amortization of deferred finance charges and discounts	9,989	11,811
Amortization of loss on derivative instruments	(304)	(1,095)
Amortization of interest cap premiums	7,078	4,384
Payment of interest rate cap premiums	(7,044)	(4,203)
Loss on debt extinguishment	3,577	6,182
(Gain) loss from disposals, net	(17)	222
Non-cash lease expense	1,376	1,186
Deferred income taxes	(9,248)	(13,815)
Foreign exchange (gain) loss	(207)	2,085
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(98,898)	36,954
Contract assets, net	1,749	(200,490)
Inventories	(69,437)	44,642
Prepaid expenses and other current assets	(10,041)	23,158
Accounts payable, accrued expenses, and other current liabilities	54,271	(71,999)
Contract liabilities	(34,538)	(18,016)
Due to/from related parties	138	(276)
Income taxes payable and receivable	(45,511)	(33,889)
Net cash used in operating activities	(32,019)	(95,860)
Investing activities:
Acquisitions, net of cash	(114,074)	(31,311)
Capital expenditures	(70,422)	(35,367)
Purchase of intangible assets	(214)	(30,180)
Proceeds from disposals	571	3,146
Net cash used in investing activities	(184,139)	(93,712)
Financing activities:
Proceeds from issuance of long-term debt	765,000	1,479,568
Repayment of long-term debt	(555,032)	(1,331,728)
Payment of deferred financing charges	(391)	(2,892)
Repayments of long-term agreements	(466)	(1,696)
Net cash provided by financing activities	209,111	143,252
Effect of exchange rate changes on cash	330	(2,519)
Net decrease in cash	(6,717)	(48,839)
Cash at the beginning of the period	57,982	120,065
Cash at the end of the period	$51,265	$71,226
Supplemental disclosure of non-cash investing activities:
Acquisition of property, plant and equipment, liability incurred but not paid	$—	$390
Contingent consideration for acquisition of ATI	15,150	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.
Nature of operations and basis of presentation

Operations

StandardAero, Inc. (formerly Dynasty Parent Co., Inc.) (the “Company”) was incorporated on September 5, 2018, in the state of Delaware and is an independent provider of aftermarket services for fixed and rotary wing aircraft gas turbine engines and auxiliary power units (“APUs”) to the commercial, business and military aircraft markets. The Company also provides aftermarket and upgrade services for business aviation and helicopter airframes and avionics, providing customers within those markets with comprehensive value-added solutions. On September 5, 2024, the Company changed its name from Dynasty Parent Co., Inc. to StandardAero, Inc.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of StandardAero, Inc. (formerly Dynasty Parent Co., Inc.) and its subsidiaries. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024, and 2023. The condensed balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Forward Stock Split

On September 20, 2024, the Company effected a 103-for-one forward stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share amounts for all periods presented in these unaudited condensed consolidated financial statements and notes have been adjusted retroactively, where applicable, to reflect this stock split.

Authorized Shares

On September 20, 2024, the Company amended its certificate of incorporation to increase the number of authorized voting common stock from 5,000,000 to 3,500,000,000 and authorized non-voting common stock from 100,000 to 70,000,000. Accordingly, the authorized share amounts disclosed in the unaudited condensed consolidated balance sheets have been adjusted to retroactively reflect this change.

Initial Public Offering

Subsequent to the end of the fiscal quarter ended September 30, 2024, the Company completed its initial public offering (“IPO”) of ordinary shares at a price of $24.00 per share. The offering included 69,000,000 registered ordinary shares, of which, the Company issued and sold 53,250,000 ordinary shares and the selling existing stockholders sold 15,750,000 ordinary shares, including 9,000,000 ordinary shares issued pursuant to the full exercise of the underwriters option to purchase additional shares from the selling existing stockholders. The ordinary shares sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (the “IPO Registration Statement”), which was declared effective by the SEC on October 1, 2024. The IPO generated net proceeds from the issuance of primary shares of $1,202.8 million after deducting underwriting discounts and commissions of approximately $67.1 million as well as estimated offering expenses of $8.1 million.

2.
Summary of significant accounting policies
a)
Recently issued accounting pronouncements – not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses with disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the tax rate reconciliation and income taxes paid information. For public companies the amendments in this ASU are effective for annual periods beginning after December 15, 2024 and for all other entities the amendments are effective for annual periods beginning after December 15, 2025. The amendments should be applied on a prospective basis. Early adoption and retrospective application are permitted.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. On June 20, 2024, as part of Bill C-69, Canada enacted its Pillar Two legislation effective January 1, 2024. Canada Bill C-59 was also enacted on June 20, 2024 and included the excessive interest and financing expenses limitation (EIFEL) regime effective for tax years beginning on or after September 30, 2023. The Company is continuing to evaluate the potential impact by the Pillar Two legislation and the new EIFEL regime.

3.
Acquisitions

AERO Turbine, Inc.

On August 23, 2024, the Company acquired 100% of the shares of AERO Turbine, Inc. (“ATI”) for a purchase price of approximately $132.0 million, subject to post-closing adjustments, comprised of an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026. The maximum contingent consideration payable from the Company to the Seller is $21.0 million. The current portion of the contingent consideration liability is recorded in Accrued and other current liabilities and the non-current portion is recorded in Other non-current liabilities. ATI is a provider of engine component repair, overhaul services and other engineering services for U.S. and foreign military customers.

The results of operations of ATI have been included in the condensed consolidated financial statements of the Company from August 23, 2024, the closing date of the acquisition. For the three and nine months ended September 30, 2024, results of operations included $8.4 million in revenues and $2.5 million in net income, respectively. ATI is reported within the Component Repair Services segment.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has provisionally allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the ATI acquisition date as follows:

August 23, 2024
(In thousands)
Cash	$2,765
Accounts receivable	4,066
Contract assets	12,419
Inventories	10,213
Prepaid expenses and other current assets	2,517
Property, plant and equipment	5,896
Operating lease right of use asset	999
Customer relationships	75,000
Goodwill	53,427
Total assets acquired	167,302
Accounts payable	5,353
Accrued and other current liabilities	7,913
Contract liabilities	1,205
Current portion operating lease liabilities	111
Income taxes payable	4,901
Long-term portion operating lease liabilities	899
Deferred income tax liabilities	14,932
Total liabilities assumed	35,314
Net assets acquired	131,988
Cash acquired	2,765
Purchase price, net of cash acquired	$129,223

The fair values presented were estimated by management. The fair value of the assets acquired includes accounts receivable of $4.1 million, of which all is expected to be collectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $128.4 million has been allocated as $75.0 million of customer relationships and $53.4 million of goodwill. The initial accounting for the business combination is incomplete as the valuation of the acquired intangible assets is not yet finalized. As such there may be adjustments to the purchase accounting and those adjustments could be material. The goodwill recognized is attributable to ATI’s workforce, market position, quality, customized repairs and reliable turnaround times. Goodwill will not be amortized but will be reviewed annually for impairment. None of the goodwill is expected to be deductible for income tax purposes. Customer relationships are expected to be amortized over 15 years.

Acquisition related costs of $1.3 million were incurred for the three and nine months ended September 30, 2024. These costs are reported in the Consolidated Statements of Operations as “Acquisition costs”. Such expenses include professional fees and other third-party costs.

The following reflects the pro forma impact of the purchase of ATI on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$1,256,405	$1,116,612	$3,881,952	$3,447,262
Net income (loss)	17,177	(17,023)	28,801	(32,283)

Western Jet Aviation

On February 2, 2023, the Company acquired 100% of the shares of Western Jet Aviation, Inc. (“Western Jet”) for a purchase price of approximately $32.7 million. Western Jet is a certified repair station for business jet maintenance, specializing in Gulfstream aircraft, offering maintenance and interior services, plus heavy avionics support on many business aviation aircraft.

The results of operations of Western Jet have been included in the condensed consolidated financial statements of the Company from February 2, 2023, the closing date of the acquisition. For the three and nine months ended September 30, 2023, results of

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

operations included $8.6 million and $24.4 million in revenues and $0.5 million and $1.9 million net income, respectively. Western Jet is reported within our Engine Services segment.

The Company allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the Western Jet acquisition date as follows:

February 2, 2023
(In thousands)
Cash	$1,379
Accounts receivable	7,022
Contract assets	4,485
Inventories	2,543
Prepaid expenses and other current assets	987
Property, plant and equipment	2,843
Operating lease right of use asset	9,013
Intangible assets	447
Goodwill	23,493
Deferred income taxes	2,812
Total assets acquired	55,024
Accounts payable	1,845
Accrued and other current liabilities	3,254
Contract liabilities	8,220
Current portion operating lease liabilities	1,072
Long-term portion operating lease liabilities	7,941
Total liabilities assumed	22,332
Net assets acquired	32,692
Cash acquired	1,379
Purchase price, net of cash acquired	$31,313

The fair values presented were estimated by management. The fair value of the assets acquired included accounts receivable of $7.0 million, the gross amount due under contracts is $7.1 million, of which $0.1 million was expected to be uncollectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $23.5 million has been allocated to goodwill. The goodwill recognized is attributable to Western Jet’s market position, quality, customized repairs and reliable turnaround times. Goodwill will not be amortized but will be reviewed annually for impairment. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition related costs of $0.0 million and $1.5 million were incurred for the three and nine months ended September 30, 2023, respectively. These costs are reported in the Consolidated Statements of Operations as “Acquisition costs”. Such expenses include professional fees and other third-party costs.

The following reflects the pro forma impact of the purchase of Western Jet on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2022:

	Three months ended September 30,	Nine months ended September 30,
	2023	2023
	(in thousands)
Revenue	$1,099,441	$3,408,652
Net loss	(17,933)	(28,813)

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.
Revenue recognition

Disaggregated revenue

The following table summarizes total revenue by the Company’s segments:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Engine Services	$1,090,309	$965,507	$3,399,162	$3,023,054
Component Repair Services	154,318	133,934	428,386	382,459
Total revenue	$1,244,627	$1,099,441	$3,827,548	$3,405,513

The following table presents revenues from customers that contributed to more than 10% of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Customer A	21.4%	26.7%	22.2%	25.2%

The following table presents revenues from external customers by end market:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Commercial Aerospace	$720,647	$603,989	$2,236,718	$1,835,869
Military & Helicopter	225,596	231,674	703,548	720,078
Business Aviation	253,317	220,773	779,530	727,817
Other	45,067	43,005	107,752	121,749
	$1,244,627	$1,099,441	$3,827,548	$3,405,513

Contract assets and liabilities

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023	Change
	(in thousands)
Contract assets	$821,783	$811,113	$10,670
Less: allowance for credit loss	(700)	(700)	-
Contract assets, net	$821,083	$810,413	$10,670

Contract liabilities	$322,318	$355,651	$(33,333)

Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

Changes in the Company’s contract liabilities were as follows:

	September 30, 2024	September 30, 2023
	(in thousands)
Balance, beginning of the period	$355,651	$210,078
Revenue deferred	1,710,602	1,884,108
Revenue recognized	(1,743,935)	(1,893,904)
Balance, end of the period	$322,318	$200,282

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Remaining performance obligations

As of September 30, 2024, the Company had approximately $322.3 million of remaining performance obligations. The Company expects that the majority of contract liabilities will be recognized as revenue over the next 12 months and remainder will be recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relate to the Company’s long-term engine utilization contracts where the customer payments based on flight hours may differ from the timing of satisfaction of performance obligations. The expected timing of the performance obligations is dependent on the timing of the customer's maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty.

5.
Inventories

Inventories consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$567,976	$477,841
Finished goods	4,255	2,893
Work-in-process	206,216	218,063
Inventories	$778,447	$698,797

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $110.2 million as at September 30, 2024 and $100.3 million as at December 31, 2023.

6.
Goodwill

The changes in the carrying amount of goodwill for the periods ended September 30, 2024 and 2023, are as follows:

	Segment
	Engine Services	Component Repair Services	Totals
	(in thousands)
Balance, December 31, 2023	$1,224,707	$407,789	$1,632,496
Goodwill acquired	—	53,427	53,427
Balance, September 30, 2024	$1,224,707	$461,216	$1,685,923

	Segment
	Engine Services	Component Repair Services	Totals
	(in thousands)
Balance, December 31, 2022	$1,201,213	$408,304	$1,609,517
Goodwill acquired	23,599	—	23,599
Post-closing adjustment	—	(515)	(515)
Balance, September 30, 2023	$1,224,812	$407,789	$1,632,601

During the fourth quarter of 2023 the Company performed its goodwill impairment testing based on a qualitative assessment. Based on the Company’s evaluation of the events, results during the period, and current market conditions, the Company determined that it is more likely than not that the fair value exceeds the carrying amount and, therefore, determined that no impairment had occurred on goodwill and no additional tests were performed.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.
Long-term debt

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
2024 Term loan facilities	$2,947,812	$—
2023 Term loan facilities	—	2,562,125
ABL Credit Facility	25,000	—
Senior notes	475,468	675,468
Finance leases	19,749	20,260
Other	1,312	1,426
	3,469,341	3,259,279
Less: Current portion	(30,609)	(26,676)
Unamortized discounts	(22,832)	(26,873)
Unamortized deferred finance charges	(24,489)	(33,622)
Long-term debt	$3,391,411	$3,172,108

On August 24, 2023, the Company amended the Credit Agreement to combine the Term Loans and the 2021 Term Loan to 2023 Term Loans in the amount of $2,575.0 million less a 1.0% discount. The new 2023 Term Loans incur interest at the Term SOFR Rate plus 4.00% or the Base Prime Rate plus 3.00%, maturing on August 24, 2028. All other terms of the Company’s Credit Agreement remained unchanged. As a result of the amendment, the Company recognized $0.8 million in deferred charges related to the 2023 Term Loans which are recorded as a reduction of long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The original issue discount and deferred charges are amortized over the term of the loan agreement. As a result of the amendment, in the quarter ending September 30, 2023, the Company recognized a loss on the extinguishment of debt of $6.2 million, representing the write-off of the unamortized deferred finance charges and original issue discount related to the extinguished portion of the Term Loans and 2021 Term Loan. In addition, $19.9 million in third party fees related to the modified portion of the Term Loans were expensed as these costs did not meet the criteria for deferral.

On March 25, 2024, the Company amended its Credit Agreement, dated as of April 4, 2019 (as amended, restated, modified and/or supplemented from time to time, the “Credit Agreement”), among Dynasty Acquisition Co., Inc. as the U.S. borrower (the “U.S. Borrower”), Standard Aero Limited, as the Canadian borrower (the “Canadian Borrower”), Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and certain other parties thereto, to refinance the $2,562.1 million existing senior secured term loans then-outstanding thereunder (the “2023 Term Loans”) and provide the Company with an incremental $200.0 million as additional term loans (together with the refinanced 2023 Term Loans, the “2024 Term Loans” and the facilities in respect thereof, the “2024 Term Loan Facilities”). In addition, the amendment reduced the applicable interest rate to the Term SOFR Rate plus 3.25% to 3.50% or the Base Prime Rate plus 2.25% to 2.50%. All other terms of the Credit Agreement remained unchanged. The incremental proceeds from the 2024 Term Loans were used toward the partial redemption of the Senior Notes. As a result of the amendment, the Company recognized a loss on the extinguishment of debt of $0.7 million, representing the write-off of the unamortized deferred finance charges related to the extinguished portion of the 2023 Term Loans. In addition, $4.9 million in third party fees related to the modified portion of the Term Loans were expensed as these costs did not meet the criteria for deferral. The Company recognized $0.1 million in deferred charges which are recorded as a reduction of long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The original issue discount and deferred charges were amortized over the term of the Credit Agreement using the straight-line method, which approximates the effective interest rate method.

On September 6, 2024, the Company amended the Credit Agreement to incur additional 2024 Term Loans in a principal amount of $200.0 million which were, in part, used to paydown a portion of the advances under the Company’s ABL Credit Facility used to fund the acquisition of ATI. There were no other substantive changes made to the Credit Agreement. As a result of the amendment, $1.5 million in third party fees related to the modified portion of the Term Loans were expensed as these costs did not meet the criteria for deferral. The original issue discount and deferred charges were amortized over the term of the Credit Agreement using the straight-line method, which approximates the effective interest rate method.

As at September 30, 2024, the 2024 Term Loans had a carrying value of $2,909.4 million, which is net of a $22.8 million discount and $15.6 million of deferred charges, and as at December 31, 2023, the 2023 Term Loans had a carrying value of $2,516.0 million, which is net of $26.9 million of discounts and $19.2 million of deferred charges. The 2024 Term Loans are denominated and repayable in installments of approximately $6.6 million per quarter and the remainder due on maturity. The 2024 Term Loans bore interest at 8.75% as at September 30, 2024, and the 2023 Term Loans bore interest at 9.36% as at December 31, 2023.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As at September 30, 2024 and December 31, 2023, the senior secured multicurrency cash flow revolving credit facility available under the Credit Agreement (the “2023 Revolving Credit Facility”) had no outstanding loans under it, and $1.3 million and $1.4 million of deferred charges, respectively. The 2023 Revolving Credit Facility bore interest at the Adjusted Term SOFR rate plus 3.125% to 3.50%. The applicable rates on borrowing under the credit agreement were based on the Consolidated First Lien Net Leverage Ratio. The 2023 Revolving Credit Facility was subject to a maximum Consolidated First Lien Net Leverage Ratio that was tested at the end of any fiscal quarter if the total revolving credit loans outstanding under the 2023 Revolving Credit Facility on such date exceed 35.0% of the aggregate amount of all commitments in respect of the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility had a capacity of $150.0 million (of which up to $75.0 million was available for the issuance of letters of credit).

On May 28, 2024, the Company amended its ABL Credit Agreement (as amended, restated, modified and/or supplemented from time to time, the “ABL Credit Agreement” and, together with the Credit Agreement, the “Senior Secured Credit Agreements”), among the U.S. Borrower, the Canadian Borrower, Royal Bank of Canada, administrative agent and collateral agent, and certain other parties thereto, to replace CDOR as a reference rate for Canadian dollar-denominated loans under the Canadian Commitment with a Term CORRA-based rate, plus a credit spread adjustment ranging from 0.29547% to 0.32138% (subject to a 0.0% floor).

As at September 30, 2024, the Company had borrowings of $25.0 million under the ABL Credit Facility, and $2.0 million of deferred charges. As at December 31, 2023, the Company did not have borrowings under this agreement with $2.4 million of deferred charges. At the Company’s discretion, the borrowings under the ABL Credit Facility bore interest at the Adjusted Term SOFR rate plus 1.50% to 2.00%, Prime Lending Rate plus 0.50% to 1.00%, or the Base Rate on Canadian borrowings plus 0.50% to 1.00%, with the spread dependent on the amount of the borrowing and was subject to certain financial covenants. The ABL Credit Facility was repayable in U.S. dollars and matured on May 1, 2028.

The ABL Credit Facility had an annual commitment fee of 0.250% to 0.375% based on the excess availability. The ABL Credit Facility contained financial covenants which were required to be calculated immediately prior to or during the continuance of a trigger period. The trigger period was a period where borrowing availability is less than the greater of 10% of the line cap and $30.0 million. The net ABL Credit Facility borrowing availability was $358.9 million as at September 30, 2024 and $379.4 million as at December 31, 2023.

The senior unsecured notes (“the Senior Notes”) bore an interest rate of 10.0%, and mature on April 4, 2027. On March 25, 2024, the Company redeemed $200.0 million of the Senior Notes. As a result of the redemption, the Company recognized a loss on the redemption of $2.9 million, representing the write-off of the unamortized deferred finance charges related to the redeemed portion of the Senior Notes.

As at September 30, 2024, the Senior Notes had a carrying value of $469.8 million, which is net of $5.6 million of deferred charges and as at December 31, 2023 the Senior Notes had a carrying value of $665.0 million, which is net of $13.6 million of deferred charges. The deferred charges were amortized over the term of the indenture using the straight-line method, which approximates the effective interest rate method.

The Company’s weighted average interest rate of borrowings under its Senior Secured Credit Agreements was 8.94% and 9.13% for the three and nine months ended September 30, 2024, and 9.25% and 9.00% for the three and nine months ended September 30, 2023.

The Senior Secured Credit Agreements and indenture had covenants that restricted the Company’s ability to transfer funds between subsidiary entities and parent companies, including restrictions to both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As at September 30, 2024, the amounts of the long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2024 (excluding the nine months ended September 30, 2024)	$450	$7,407	$7,857
2025	1,729	54,748	56,477
2026	1,678	30,816	32,494
2027	1,673	505,094	506,767
2028	1,663	2,851,527	2,853,190
Thereafter	23,663	—	23,663
Total	$30,856	$3,449,592	$3,480,448
Amount representing interest	(11,107)	—	(11,107)
Unamortized discounts	—	(22,832)	(22,832)
Unamortized deferred finance charges	—	(24,489)	(24,489)
Total long-term debt	$19,749	$3,402,271	$3,422,020

Subsequent to the reporting period, the Company completed its initial public offering of ordinary shares, of which net proceeds of $1,202.8 million were used to redeem the senior unsecured notes and repay a portion of the outstanding credit facilities, and also completed a refinancing of its remaining debt. See Note 19, “Subsequent Events” for further information on the debt repayment.

8.
Leases

Lease costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Finance lease expense
Amortization	$350	$347	$1,042	$1,030
Interest expense	229	240	713	721
Operating lease expense	8,844	6,847	23,286	21,203
Short term lease expense	258	417	918	1,577
	$9,681	$7,851	$25,959	$24,531

The impact of leasing on the Condensed Consolidated Balance Sheets consists of the following:

	Classification on the Condensed Consolidated Balance Sheets	September 30, 2024	December 31, 2023
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$20,613	$21,543
Operating lease assets	Operating lease right-of-use asset, net	179,697	168,513
Total lease assets		$200,310	$190,056
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$862	$837
Operating lease liabilities	Operating lease liabilities	18,752	17,040
Non-current liabilities
Finance lease liabilities	Long-term debt	18,887	19,423
Operating lease liabilities	Long-term operating lease liabilities	170,356	159,482
Total lease liabilities		$208,857	$196,782

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow information related to leases consisted of the following:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,931	$19,917
Operating cash flows from finance leases	690	709
Financing cash flows from finance leases	633	603
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease right-of-use asset	25,010	59

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2024 (excluding the nine months ended September 30, 2024)	$7,674
2025	28,686
2026	24,217
2027	22,605
2028	22,202
Thereafter	191,491
Total future minimum payments	$296,875
Less imputed interest	(107,767)
Present value of minimum payments	$189,108

Weighted average remaining lease term and borrowing rate consisted of the following:

	September 30, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	15.8	19.7	16.4	20.3
Weighted-average borrowing rate	6.1%	4.7%	5.8%	4.7%

The Company’s depreciation expense for all property, plant and equipment, including assets recorded under finance leases was $14.9 million and $17.2 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s depreciation expense was $47.0 million and $52.8 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense is included within cost of revenues.

9.
Income taxes

The Company’s estimated annual effective tax rate for the nine months ended September 30, 2024 was 57.5%, the difference between this and the U.S. statutory rate of 21.0% is primarily due to the mix of earnings between US and foreign jurisdictions as well as the Company increasing its valuation allowance in connection with the deferred tax asset related to the interest limitation under Section 163(j). The additional material items causing the rate differential are non-deductible expenses, impact of the Tax Cuts and Jobs Act of 2017 and state and foreign tax rates.

The Company also recorded a one-time discrete tax expense due to prior period adjustments related to revenue recognition in the amount of $1.7M, which is not included in the above estimated annual effective tax rate.

For the nine months ended September 30, 2023, the forecasted mix of earnings and significant rate impacting items did not provide a reliable annual effective tax rate or year to date tax expense, therefore the Company calculated its effective rate and tax expense based on year to date figures. The Company’s year to date effective tax rate for the nine months ended September 30, 2023 was 797%. The abnormally high rate is driven by nominal projected full year pretax income offset by the various tax only adjustments discussed below.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The difference between the 797.0% estimated annual effective tax rate and the U.S. statutory rate of 21.0% is primarily due to the mix of earnings between US and foreign jurisdictions as well as the Company increasing its valuation allowance in connection with the deferred tax asset related to the interest limitation under Section 163(j). The additional material items causing the rate differential are non-deductible expenses,impact of the Tax Cuts and Jobs Act of 2017 and state and foreign tax rates.

The Company did not record any significant changes in its unrecognized tax benefits or total interest and penalties for tax years remaining open to examination during the nine months ended September 30, 2024 and September 30, 2023. Currently, there are not any ongoing audits or examinations with any tax jurisdictions.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. On June 20, 2024, as part of Bill C-69, Canada enacted its Pillar Two legislation effective January 1, 2024. Canada Bill C-59 was also enacted on June 20, 2024 and included the excessive interest and financing expenses limitation (EIFEL) regime effective for tax years beginning on or after September 30, 2023. The Company is continuing to evaluate the potential impact by the Pillar Two legislation and the new EIFEL regime.

10.
Commitments and contingencies

Contingent liabilities

The Company is involved, from time to time, in legal actions and claims arising in the ordinary course of business. Although predicting the outcome of legal actions and claims is difficult, based on current knowledge and consultation with legal counsel, the Company does not expect the outcome of these matters, either individually or in aggregate, to have a material adverse effect on the Company’s consolidated financial position.

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As at September 30, 2024 and December 31, 2023 the provision is nominal.

The Company has facilities that are located on land that has been used for industrial purposes for an extended period of time. The Company has not been named as a defendant to any environmental suit. Management believes that the Company is currently in substantial compliance with environmental laws. The Company incurs capital and operating costs relating to environmental compliance on an ongoing basis. The Company does not believe it will be required under existing environmental laws to expend amounts that would have a material adverse effect on its financial position or results of operations as a whole.

11.
Guarantees

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $20.5 million and $25.2 million as at September 30, 2024 and December 31, 2023, respectively.

Warranty reserves

Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in the warranty reserve are summarized and recorded in the Condensed Consolidated Balance Sheets within “Accrued expenses and other current liabilities” as follows:

	As at September 30,
	2024	2023
	(in thousands)
Balance, beginning of the period	$13,704	$14,233
Accruals for warranties	515	1,618
Warranty claims settled	(653)	(3,514)
Balance, end of the period	$13,566	$12,337

12.
Related party transactions

The Company entered into a consulting agreement with Carlyle Investment Management L.L.C. (“Carlyle”), and Beamer Investment Inc. (“Beamer”), an affiliate of GIC Private Limited pursuant to which Carlyle and Beamer (“Consultants”) provide certain management, advisory and consulting services in relation to, among other things, development and execution of business strategy, analysis of industries and markets, acquisition and disposition strategy, business due diligence, business integration and other matters relating to the strategic and financial management of the business. The agreement will remain in effect for as long as (i) the Consultants own, directly or indirectly, at least 10% of the outstanding voting securities of the Company and (ii) a representative of the Consultant serves as a member of the board of directors or similar governing body of the Company. The agreement may be terminated at any time by written notice to the Company from the Consultant. Pursuant to this agreement, and subject to certain conditions, the Company pays Carlyle an annual fee of $2.4 million and pays Beamer an annual fee of $0.6 million payable in quarterly installments. Other services provided, other than consulting services can result in additional fees, and the Company will reimburse customary out-of-pocket expenses. Certain of the Company’s directors are also employees of Carlyle.

The Company expensed $0.8 million and $2.3 million for advisory services for the three months and nine months ended September 30, 2024 and 2023, respectively, for advisory and consulting services, as well as an additional $1.2 million during the nine months ended September 30, 2024 for arrangement fees under the credit agreement amendment.

The Company had a $0.1 million advance as at December 31, 2023.

CFGI, a portfolio company of a fund affiliated with Carlyle, provides the Company with accounting advisory and consulting services. For the three months and nine months ended September 30, 2024 the Company expensed $1.3 million and $3.6 million, respectively, and paid $1.4 million and $3.0 million, respectively, to CFGI for accounting advisory and consulting services. There were no similar payments to CFGI for the three and nine months ended September 30, 3023.

13.
Employee benefit plans

Defined contribution pension plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $5.7 million and $5.4 million for the three months ended September 30, 2024 and 2023, respectively. Costs for the defined contribution plans were $18.0 million and $16.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Defined benefit pension plans

The Company maintains defined benefit plans for certain employees in the United Kingdom and France.

In the United Kingdom, the Company maintains two defined benefit schemes which provide both pensions in retirement and death benefits to members. Pension benefits are related to the member’s final salary at retirement (or their career average revalued salary) and their length of service. The main scheme is the Vector Aerospace International Limited Pension Scheme (the “Scheme”). The other defined benefit scheme is the Vector Aerospace 1998 Pension Plan (the “Plan”). The Scheme and Plan are generally closed for new members, who participate in a separate defined contribution plan.

In France, the defined benefit plan is a government-mandated defined obligation that provides employees with retirement indemnities in the form of lump sums on the basis of the length of service and employee compensation levels. The plan is unfunded

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and benefits are paid when amounts become due, commencing when participants retire. Actuarial gains and losses of the year for long service awards are immediately recognized in the Consolidated Statements of Operations.

Costs for the defined benefit plans were $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Costs for the defined contribution plans were $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

14.
Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value into the following hierarchy are determined as follows:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 -

Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3 -	Unobservable inputs for the asset or liability.

For cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable, the fair value approximates the carrying value due to the short maturity periods of these financial instruments. For long-term borrowings, the fair value is measured using Level 2 market values.

The interest rate swaps, interest rate caps and foreign exchange contracts are carried at fair value in the Condensed Consolidated Balance Sheets. The fair value measurement is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value of the interest rate agreements are estimated using industry standard valuation models using market-based observable inputs.

Valuation of Contingent Consideration Liability

The fair value of earnout consideration was estimated based on applying a Monte Carlo simulation method to forecast achievement of the gross profit targets. This method involves many possible value outcomes which are evaluated to establish an estimated value. Key inputs in the valuation include volatility and discount rates. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

The Company determined the initial value for the contingent consideration liability of $15.2 million using the Level 3 inputs as of the issuance date on August 23, 2024. No changes in fair value of contingent consideration liability were recorded during the three and nine months ended of September 30, 2024 in the condensed consolidated statements of operations and comprehensive loss as the initial fair value approximates the fair value as of September 30, 2024.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date and as of September 30, 2024:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.8%

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the carrying amounts and fair values of financial instruments:

		As at September 30, 2024		As at December 31, 2023
	Balance Sheet Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets:
Interest-rate swaps	Prepaid expenses and other current assets	$286	$286	$7,197	$7,197
Foreign exchange contracts	Prepaid expenses and other current assets	540	540	922	922
Total assets		$826	$826	$8,119	$8,119
Liabilities:
Interest-rate swaps	Other non-current liabilities	$657	$657	$1,379	$1,379
Interest-rate caps	Accrued expenses and other current liabilities	9,410	9,410	3,491	3,491
Interest-rate caps	Other non-current liabilities	6,450	6,450	9,015	9,015
Contingent consideration - current	Accrued expenses and other current liabilities	7,000	7,000	—	—
Contingent consideration - non-current	Other non-current liabilities	8,150	8,150	—	—
Long-term debt, including current portion:
2024 Term Loan Facilities	(1)	2,909,394	2,947,812
2023 Term Loan Facilities	(1)	—	—	2,515,996	2,562,125
ABL Credit Facility	(1)	22,995	25,000	—	—
Senior Notes	(1)	469,820	475,468	665,038	675,468
Total liabilities		$3,433,876	$3,479,947	$3,194,919	$3,251,478

(1)
The carrying amount of debt instruments is presented net of the debt issuance costs, premium and discount. Refer to Note 7, “Debt”, for gross carrying amounts

The gains (losses) on the Company’s derivative instruments were as follows:

		Three months ended September 30,		Nine months ended September 30,
	Statement of Operations Classification	2024	2023	2024	2023
		(in thousands)		(in thousands)
Amount of gain (loss) recognized in net income (loss):
Interest rate swaps	Interest expense	$(1,631)	$5,210	$8,452	$13,567
Interest rate caps	Interest expense	(559)	170	1,480	(949)
Foreign exchange contracts	Selling, general and administrative expense	(265)	120	678	66
Total gain (loss) in net income (loss)		$(2,455)	$5,500	$10,610	$12,684
Amount of gain (loss) recognized in other comprehensive income (loss):	Statement of Comprehensive Income (Loss) Classification
Interest rate swaps	Cash flow hedge gain (loss)	$(4,380)	$3,253	$1,960	$13,302
Interest rate caps	Cash flow hedge gain (loss)	(8,746)	1,476	(1,841)	6,627
Foreign exchange contracts	Cash flow hedge gain (loss)	568	(190)	297	363
Total gain (loss) recognized in other comprehensive income (loss)		$(12,558)	$4,539	$416	$20,292

15.
Derivatives and hedging

The Company is exposed to, among other things, the impact of changes in interest rates and foreign currency exchanges rates in the normal course of business. The Company’s objective in risk management is to utilize interest rate derivatives to add stability to interest expense and manage its exposure to interest rate movements, and utilize foreign exchange rate derivatives to add stability to foreign exchange expense and manage its exposure to exchange rate movements. To accomplish this objective, the Company primarily uses (i) interest-rate swaps and interest-rate caps as part of its interest rate risk management strategy and (ii) foreign currency forward contracts to protect against the foreign currency exchange rate risk inherent on forecasted transactions.

The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes.

Interest-rate swap and interest-rate cap agreements

Interest-rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest-rate caps designated as cash flow hedges involve payment of a fixed premium to a counterparty in exchange for the company receiving a SOFR cap over the life of the agreement without exchange of the underlying notional amount.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the nine months ended September 30, 2024, and 2023 such derivatives were used to hedge the variable cash flows associated with its long-term debt agreements.

The tables below summarize the key terms of the interest-rate swap and interest-rate cap agreements:

Interest-rate swap agreements:

Aggregate Notional Amount	Effective Date	Maturity Date	Interest - Rate
(In thousands)
$400,000	March 31, 2023	December 31, 2025	Fixed SOFR rate of 3.71%

Interest-rate cap agreements:

Aggregate Notional Amount	Effective Date	Maturity Date	Interest - Rate
(In thousands)
$1,500,000	March 31, 2023 (1)	September 30, 2025	Capped SOFR rate of 4.45%
$1,500,000	September 30, 2025	December 31, 2026	Capped SOFR rate of 5.00%

(1)
The original interest-rate cap agreement, dated November 30, 2022, has an initial notional amount of $500.0 million, increasing to $1,000.0 million on March 31, 2023, and increased to $1,500.0 million on March 28, 2024

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Condensed Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As at September 30, 2024		As at December 31, 2023
	Asset	Liability	Asset	Liability
	(in thousands)
Interest-rate swap agreements	$286	$657	$7,197	$1,379
Interest-rate cap agreements	—	15,860	—	12,506
Net derivatives as classified in the condensed consolidated balance sheets	$286	$16,517	$7,197	$13,885

For the interest-rate swaps, differences between the hedged interest rate and the fixed rate are recorded as interest expense in the Consolidated Statements of Operations in the same period that the related interest is recorded for the Company’s long-term debt agreements.

For the interest-rate caps, monthly premiums and differences received between the hedged interest rate and the interest rate cap are recorded to interest expense in the Consolidated Statements of Operations in the same period that the related interest is recorded for the Company’s long-term debt agreements.

Foreign currency forward exchange contracts

The Company has operations in Canada, as well as other countries outside of North America, and consequently the Condensed Consolidated Balance Sheets can be affected by movements in exchange rates for limited balances denominated in foreign currency. Currency exposures can also arise from certain revenue and purchase transactions denominated in foreign currencies, primarily payroll costs which are in local currencies.

The Company enters into short term foreign exchange contracts throughout the year designated as a cash flow hedge to manage the exposure to changes in the exchange rate on its Canadian and United Kingdom payroll costs, requiring the Company to buy a notional amount of Canadian dollars and British Pounds Sterling. The contracts require the Company to buy a notional amount of the foreign currency at a set rate weekly from a reference date to maturity date, or until a maximum value is reached. The Company has one foreign currency contract outstanding as of September 30, 2024. The contract was entered April 12, 2024 at a notional value of GBP 17.5 million and matures on December 31, 2024.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.
Accumulated other comprehensive income (loss)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest-Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2022	$9,377	$(358)	$(16)	$1,290	$10,293
Other comprehensive gain (loss) before reclassifications, net of income tax	(3,400)	230	228	—	(2,942)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,574)	45	—	—	(2,529)
Net other comprehensive income (loss)	(5,974)	275	228	—	(5,471)
Balance, March 31, 2023	3,403	(83)	212	1,290	4,822
Other comprehensive gain (loss) before reclassifications, net of income tax	15,408	176	(16)		15,568
Amounts reclassified from accumulated other comprehensive income (loss)	(3,148)	(5)	—		(3,153)
Net other comprehensive income (loss)	12,260	171	(16)	—	12,415
Balance, June 30, 2023	15,663	88	196	1,290	17,237
Other comprehensive gain (loss) before reclassifications, net of income tax	3,372	(141)	(279)	—	2,952
Amounts reclassified from accumulated other comprehensive income (loss)	(3,886)	(88)	—	—	(3,974)
Net other comprehensive loss	(514)	(229)	(279)	—	(1,022)
Balance, September 30, 2023	$15,149	$(141)	$(83)	$1,290	$16,215

	Interest-Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2023	$(4,746)	$673	$367	$(3,256)	$(6,962)
Other comprehensive gain (loss) before reclassifications, net of income tax	8,041	(450)	(234)	—	7,357
Amounts reclassified from accumulated other comprehensive income (loss)	(4,402)	(160)	—	—	(4,562)
Net other comprehensive income (loss)	3,639	(610)	(234)	—	2,795
Balance, March 31, 2024	(1,107)	63	133	(3,256)	(4,167)
Other comprehensive gain (loss) before reclassifications, net of income tax	2,423	251	(88)	—	2,586
Amounts reclassified from accumulated other comprehensive income (loss)	(1,715)	(141)	—	—	(1,856)
Net other comprehensive income (loss)	708	110	(88)	—	730
Balance, June 30, 2024	(399)	173	45	(3,256)	(3,437)
Other comprehensive gain (loss) before reclassifications, net of income tax	(10,369)	414	476	—	(9,479)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,730)	(193)	—	—	(1,923)
Net other comprehensive income (loss)	(12,099)	221	476	—	(11,402)
Balance, September 30, 2024	$(12,498)	$394	$521	$(3,256)	$(14,839)

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.
Net income (loss) per share

The following table summarize the computation of basic and diluted net income (loss) per share attributable to the stockholder:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands except share and per share amounts)
Numerator for earnings per share:
Net income (loss)	$16,436	$(17,933)	$25,027	$(30,502)
Denominator for earnings per share:
Weighted-average shares outstanding used in computing net income (loss) per share attributable to the stockholder, basic and diluted	281,211,630	281,211,630	281,211,630	281,211,630
Net income (loss) per share attributable to the shareholder, basic and diluted	$0.06	$(0.06)	$0.09	$(0.11)

The Company did not have any dilutive securities for the three or nine months ended September 30, 2024 and 2023. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net income (loss) per share attributable to stockholder is the same. The Company has contingently issuable shares, issuable upon the Company’s completion of a liquidity event which has not occurred as of September 30, 2024, and are therefore excluded from the calculation of net income (loss) per share.

18.
Segment information

The Company’s chief operating decision making officer (“CODM”) is the Company’s Chief Executive Officer. Consistent with how the Company evaluates its performance and the way the Company is organized internally, the Company reports its activities in two segments: i) Engine Services, and ii) Component Repair Services.

The Company's chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability and is used to evaluate the operating performance of the Company’s segments and for planning and forecasting purposes, including the allocation of resources and capital. No asset information is provided to the CODM on the reportable segments.

The Company defines Segment Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization directly attributable to each operating segment and adjusted for certain non-cash items that the Company may record each period, as well as non-recurring items such as acquisition costs, integration and severance costs, refinance fees, business transformation costs and other discrete expenses, when applicable.

The Company's Engine Services segment provides a full suite of aftermarket services, including maintenance, repair and overhaul, on-wing and field service support, asset management, and engineering and related solutions to customers in the commercial aerospace, military & helicopter, and business aviation end markets. Revenue in the Engine Services segment is primarily derived from the repair and overhaul of a wide variety of gas turbine engines and auxiliary power units that power fixed and rotary wing aircraft. The Company also provides complementary maintenance, repair, upgrade and other related services for airframes and avionics systems in the business aviation and helicopter end markets. Cost of revenue consists primarily of cost of materials, direct labor and overhead.

The Company's Component Repair Services segment provides engine component and accessory repairs to the Commercial Aerospace, Military & Helicopter, and Other, including land and marine, and oil and gas end markets. Revenue in the Component Repair Services segment is derived from the engine piece part and accessory repairs that we perform, repair development engineering and other related services, and some engine new part manufacturing. Cost of revenue consists primarily of cost of materials, direct labor and overhead.

Our segment disclosure includes intersegment revenues, which primarily consist of subcontract services between segments. The revenue and corresponding cost of revenue are eliminated on consolidation. The elimination of such intersegment transactions is included within intersegment revenue in the table below. The revenue is eliminated with the segment receiving the subcontract services. The segment providing services retains revenue while the segment receiving the services records the elimination.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Selected financial information for each segment is as follows:

	Three months ended September 30, 2024
	Engine Services	Component Repair Services	Total Segments
	(In thousands)
Revenue from external customers	$1,109,804	$134,823	$1,244,627
Intersegment revenue	8	19,503	19,511
	1,109,812	154,326	1,264,138
Elimination of intersegment revenue	(19,503)	(8)	(19,511)
Total segment revenue	$1,090,309	$154,318	$1,244,627
Segment Adjusted EBITDA	$147,414	$40,758	$188,172
Less unallocated amounts:
Corporate (1)			$19,756
Depreciation and amortization			47,147
Integration costs and severance			308
Acquisition costs			1,323
Business transformation costs (LEAP and CFM) (2)			10,535
Interest expense			79,898
Loss on debt extinguishment and refinancing costs			1,503
Other (3)			11,055
Tax			211
Net income			$16,436

(1)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Corporate Supply Chain and Corporate Engineering Services finance, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company's debt.
(2)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(3)
Represents other non-recurring costs including quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and costs for professional services incurred as a result of our IPO readiness that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 12, “Related party transactions” to our unaudited consolidated financial statements included elsewhere in this report for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine months ended September 30, 2024
	Engine Services	Component Repair Services	Total Segments
	(In thousands)
Revenue from external customers	$3,448,181	$379,367	$3,827,548
Intersegment revenue	222	49,241	49,463
	3,448,403	428,608	3,877,011
Elimination of intersegment revenue	(49,241)	(222)	(49,463)
Total segment revenue	$3,399,162	$428,386	$3,827,548
Segment Adjusted EBITDA	$451,095	$111,069	$562,164
Less unallocated amounts:
Corporate (1)			$57,797
Depreciation and amortization			140,021
Integration costs and severance			925
Acquisition costs			1,323
Business transformation costs (LEAP and CFM) (2)			33,626
Interest expense			235,496
Loss on debt extinguishment and refinancing costs			10,018
Other (3)			19,841
Tax			38,090
Net income			$25,027

(1)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Corporate Supply Chain and Corporate Engineering Services finance, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company's debt.
(2)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(3)
Represents other non-recurring costs including quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and costs for professional services incurred as a result of our IPO readiness that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 12, “Related party transactions” to our unaudited consolidated financial statements included elsewhere in this report for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three months ended September 30, 2023
	Engine Services	Component Repair Services	Total Segments
	(In thousands)
Revenue from external customers	$976,896	$122,545	$1,099,441
Intersegment revenue	48	11,437	11,485
	976,944	133,982	1,110,926
Elimination of intersegment revenue	(11,437)	(48)	(11,485)
Total segment revenue	$965,507	$133,934	$1,099,441
Segment Adjusted EBITDA	$122,542	$33,665	$156,207
Less unallocated amounts:
Corporate (1)			$22,542
Depreciation and amortization			49,307
Integration costs and severance			1,533
Acquisition costs			9
Business transformation costs (LEAP and CFM) (2)			3,630
Interest expense			79,188
Loss on debt extinguishment and refinancing costs			26,103
Other (3)			4,427
Tax			(12,599)
Net loss			$(17,933)

(1)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Corporate Supply Chain and Corporate Engineering Services finance, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company's debt.
(2)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(3)
Represents other non-recurring costs including quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and costs for professional services incurred as a result of our IPO readiness that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 12, “Related party transactions” to our unaudited consolidated financial statements included elsewhere in this report for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine months ended September 30, 2023
	Engine Services	Component Repair Services	Total Segments
	(In thousands)
Revenue from external customers	$3,056,861	$348,652	$3,405,513
Intersegment revenue	168	33,975	34,143
	3,057,029	382,627	3,439,656
Elimination of intersegment revenue	(33,975)	(168)	(34,143)
Total segment revenue	$3,023,054	$382,459	$3,405,513
Segment Adjusted EBITDA	$391,824	$92,489	$484,313
Less unallocated amounts:
Corporate (1)			$58,938
Depreciation and amortization			147,801
Integration costs and severance			2,561
Acquisition costs			1,514
Business transformation costs (LEAP and CFM) (2)			5,384
Interest expense			230,515
Loss on debt extinguishment and refinancing costs			26,103
Other (3)			7,122
Tax			34,877
Net loss			$(30,502)

(1)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Corporate Supply Chain and Corporate Engineering Services finance, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company's debt.
(2)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(3)
Represents other non-recurring costs including quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and costs for professional services incurred as a result of our IPO readiness that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 12, “Related party transactions” to our unaudited consolidated financial statements included elsewhere in this report for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
United States	$741,814	$625,880	$2,258,559	$1,975,320
United Kingdom	126,319	157,832	434,536	412,001
Canada	147,521	119,266	443,091	367,044
Rest of Europe (1)	100,907	74,461	284,358	253,262
Asia (1)	44,790	43,081	159,022	152,402
Rest of the world (1)	83,276	78,921	247,982	245,484
Total revenue	$1,244,627	$1,099,441	$3,827,548	$3,405,513

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 2% and 3% of total revenue for the three ended September 30, 2024 and 2023, respectively, and no country representing more than 3% and 3% of total revenue for the nine months ended September 30, 2024 and 2023, respectively.

STANDARDAERO, INC. (formerly Dynasty Parent Co., Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

19.
Subsequent events

Subsequent events have been evaluated by the Company up to and including November 13, 2024, the date the condensed consolidated financial statements were issued.

Debt Repayment

On October 3, 2024, the Company used the majority of net primary proceeds from the initial public offering to repay the full outstanding principal and accrued interest on the Senior Notes, totaling $487.5 million, and repaid a portion of the outstanding principal amount and accrued interest on 2024 Term Loan Facilities, in the amount of $726.1 million.

Refinancing

On October 31, 2024, certain direct and indirect wholly owned subsidiaries of the Company entered into the New Credit Agreement providing for (i) the New 2024 Term Loan Facilities due October 31, 2031 in an aggregate principal amount of $2,250.0 million, bearing interest at SOFR + 2.25% and (ii) the New 2024 Revolving Credit Facility due October 31, 2029 in an aggregate principal amount of up to $750.0 million, bearing interest at Term SOFR +2.00%.

Concurrent with the closing of the New Credit Agreement, the Company used the proceeds of the New 2024 Term Loan Facilities and approximately $95.0 million of the proceeds of the New 2024 Revolving Credit Facility to repay in full amounts outstanding under (i) the Credit Agreement and (ii) the ABL Credit Agreement, terminating each and the debt facilities thereunder. The Company incurred arranger fees of $11.3 million, commitment fees of $3.8 million, and original issue discounts of $2.8 million as a part of the refinancing transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023, included in the final prospectus for our initial public offering (the “IPO”) dated as of October 1, 2024 and filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b)(4) on October 2, 2024 (the “Final Prospectus”). Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties you should review about our business. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “we,” “us,” and “our” refer to StandardAero, Inc. and its subsidiaries.

Overview

We believe that we are the world’s largest independent, pure-play provider of aerospace engine aftermarket services for fixed and rotary wing aircraft, serving the commercial, military and business aviation end markets. We provide a comprehensive suite of critical, value-added aftermarket solutions, including scheduled and unscheduled engine maintenance, repair and overhaul, engine component repair, on-wing and field service support, asset management and engineering solutions. We serve a crucial role in the engine aftermarket value chain, connecting engine OEMs with aircraft operators through our aftermarket services, maintaining longstanding relationships with both. We command a leading reputation that is based upon our strong track record of safety, reliability and operational performance built over our more than 100 years of successful operations in the aerospace aftermarket.

We manage our business in line with our service offerings with our reportable segments being Engine Services and Component Repair Services.

Our Engine Services segment provides a full suite of aftermarket services, including maintenance, repair and overhaul, on-wing and field service support, asset management, and engineering and related solutions to customers in the commercial aerospace, military and helicopter, and business aviation end markets. Revenue in the Engine Services segment is primarily derived from the repair and overhaul of a wide variety of gas turbine engines and auxiliary power units that power fixed and rotary wing aircraft. We also provide complementary maintenance, repair, upgrade and other related services for airframes and avionics systems in the business aviation and helicopter end markets. Cost of revenue consists primarily of cost of materials, direct labor and overhead.

Our Component Repair Services segment provides engine component and accessory repairs to the commercial aerospace, military and other end markets. Revenue in the Component Repair Services segment is derived from the engine piece part and accessory repairs that we perform, repair development engineering and other related services, and some engine new part manufacturing. Cost of revenue consists primarily of cost of materials, direct labor and overhead.

Recent Developments

Initial Public Offering

On October 2, 2024, the Company completed its initial public offering (“IPO”) of ordinary shares at a price of $24.00 per share. The offering included 69,000,000 registered ordinary shares, of which, the Company issued and sold 53,250,000 ordinary shares and the selling existing stockholders sold 15,750,000 ordinary shares, including 9,000,000 ordinary shares issued pursuant to the full exercise of the underwriters option to purchase additional shares from the selling existing stockholders. The ordinary shares sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (the “IPO Registration Statement”), which was declared effective by the SEC on October 1, 2024. The IPO generated net proceeds from the primary issuance of shares of $1,202.8 million after deducting underwriting discounts and commissions of approximately $67.1 million and estimated offering expenses of $8.1 million.

New Credit Agreement

On October 31, 2024, certain of our direct and indirect wholly owned subsidiaries entered into a credit agreement (the “New Credit Agreement”) with UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders, L/C issuers and other parties thereto.

The New Credit Agreement provides for (i) a senior secured dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “New 2024 Term Loan B-1 Facility”), (ii) a senior secured dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “New 2024 Term Loan B-2 Facility” and, together with the New 2024 Term Loan B-1 Facility, the “New 2024 Term Loan Facilities”) and (iii) a senior secured multicurrency revolving credit facility available to the U.S. Borrower in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “New 2024 Revolving Credit Facility” and, together with the New 2024 Term Loan Facilities, the “New Senior Secured Credit Facilities”). The loans under the New 2024 Term Loan Facilities (the “New 2024 Term Loans”) were fully drawn on October 31, 2024, the closing date of the New Credit Agreement. The New 2024 Term Loan Facilities will mature on October 31, 2031, and the New 2024 Revolving Credit Facility will mature on October 31, 2029.

The proceeds of the New 2024 Term Loans and approximately $95.0 million of the proceeds of the loans drawn under the New 2024 Revolving Credit Facility were used on the closing date of the New Credit Agreement to (i) repay in full amounts outstanding under each of (A) the Credit Agreement and (B) the ABL Credit Agreement, each of which were terminated upon repayment, and (ii) pay certain related fees, costs and expenses.

Key Factors and Trends Affecting Our Business

Manufacturer specifications, government regulations and military maintenance regimens generally require that aircraft and engines undergo aftermarket servicing at regular intervals or upon the occurrence of certain events during the serviceable life of each asset. As a result, the aggregate volume of services required for any particular engine platform is a function of four factors: (i) the number of aircraft and engines in operation (the “installed base”), (ii) the age of the installed base, (iii) the reliability of the installed based and (iv) the utilization rate of the installed base.

The number of aircraft in operation and the utilization of those aircraft are generally tied to global air travel over the long-term, which has historically grown in excess of GDP driven by secular tailwinds such as globalization, rising middle class population and wealth, increasing demand for leisure travel, growth in corporate earnings and e-commerce and technological advancements in aviation. Global commercial air traffic grew at a rate of 5.6% per annum over the last 40 years representing approximately twice the rate of global GDP growth over that timeframe. This secular growth in air travel demand is expected to continue, driving the number of aircraft in service to increase by a 3.5% CAGR from 2023 to 2042.

The age and utilization of the existing installed base have increased as supply chain issues and regulatory constraints delay the delivery of new aircraft. Consequently, the average age for the commercial fleet has increased to approximately 12 years in 2023 versus approximately 10 years in the early 2010s, and a slower than expected schedule of OEM deliveries has extended the average life of the existing fleet and increased the associated requirements for maintenance services. Further, much of the maintenance that was deferred during the COVID-19 pandemic as operators sought to reduce costs is coming due and can no longer be delayed, supporting additional growth in the aftermarket.

Engine aftermarket services demand is also expected to further increase through the remainder of the decade due to upcoming shop visits resulting from a large number of engines delivered in the 2010s continuing to age and entering prime maintenance periods. For example, the CFM56 engine platform, which represents the largest engine platform fleet today, is expected to see significant growth in scheduled maintenance over the next several years. Additionally, many LEAP-1A/-1B engines, which were first delivered in 2016, have only recently started coming in for their first maintenance events. The LEAP engine platform, which powers the latest generation of narrowbody aircraft, is poised to become the largest engine platform globally and expected to represent over 35% of global fleet by 2033. As these new engines are introduced into the market, they are expected to enter predictable and recurring maintenance cycles, boosting demand for engine aftermarket services.

In the military and helicopter end market, ongoing geopolitical tensions continue to drive significant defense investment. The global military aviation aftermarket is projected to grow by approximately 2-3% in 2024 with the U.S. accounting for approximately 40% of global military spend. Amid evolving security challenges, aftermarket service providers are critical to ensuring readiness of defense forces globally. Additionally, the COVID-19 pandemic and uncertain budgetary environments caused delays to the modernization of military aircraft fleets, resulting in a globally aging military aircraft fleet that requires higher levels of maintenance and an influx of aircraft upgrades and life extension programs.

In the business aviation end market, the COVID-19 pandemic accelerated a structural shift to private aviation for many air travelers, initially triggered by health and safety concerns and limited availability of commercial flights and bolstered by customer preference, expansion of affordable private aviation options in the market and post-pandemic increases in wealth and high net worth individuals. The surge in flight activity and overall demand for business aviation has driven strong backlogs and production outlooks at the business jet OEMs and underpin an outlook for sustained long term growth of the fleet. This strong fleet growth is expected to drive a continued increase in demand for business jet engine maintenance services.

While the recent supply chain disruptions across our end markets are causing older aircraft and engines to remain in service longer and increasing their maintenance demand, our business also depends on maintaining a sufficient supply of parts, components and raw materials to meet the requirements of our customers. In recent years, we have experienced supply chain delays that impacted the availability of parts and ultimately engine throughput across all of our end markets. Any disruption to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support to our customers timely and efficiently and may increase our working capital as we wait for parts for the engines we service. Any such disruptions could adversely affect our business, results of operations and financial condition. See “Part II. Item 1A. Risk Factors—Risks Related to Our Business and Industry—We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition.”

Key Factors Affecting the Comparability of Our Results of Operations

Our results have been affected by, and may in the future be affected by, the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Business Combinations

To continue to grow our business, we are continually acquiring and investing in companies that share our common goal towards providing the market with aftermarket services across multiple engine platforms. During the three and nine months ended September 30, 2024 and 2023, we acquired the following entities:

On August 23, 2024, we acquired Aero Turbine, Inc. ("ATI"), a provider of engine component repair and other value-added engine aftermarket services for U.S. and international customers for an estimated purchase price of approximately $132.0 million, comprised of an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026, subject to post-closing adjustments. The maximum contingent consideration payable from the Company to the Seller is $21.0 million. The acquisition was funded with borrowings under the ABL Credit Facility, which was repaid on September 6, 2024 with incremental borrowings from the 2024 Term Loan B-1 Facility and the 2024 Term Loan B-2 Facility.

On February 2, 2023, we acquired 100% of the shares of Western Jet Aviation, Inc. (“Western Jet”) for a purchase price of approximately $32.7 million. Western Jet is a certified repair station for business jet maintenance, specializing in Gulfstream aircraft, with locations in Van Nuys, California and Opa Locka, Florida. The acquisition expanded the geographic presence of our business to the U.S. West Coast in the business aviation end market, as well as added new capacity and capabilities on many popular business aviation aircraft.

Public Company Expenses

We have incurred, and expect to continue to incur, certain non-recurring professional fees and other expenses as part of our transition to a public company. As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies, for which we expect to incur additional recurring expenses. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal control over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements following our initial public offering will reflect the impact of these expenses. See “Part II. Item 1A. Risk Factors—Risks Related to Management and Employees—The requirements of being a public company may strain our resources, increase our costs, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.”

Key Performance Indicators and Non-GAAP Financial Measures

We use several non-GAAP key performance indicators to evaluate our business operations, including Adjusted EBITDA and Adjusted EBITDA Margin.

The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance and our liquidity that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for financial, operational and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, further adjusted for certain non-cash items that we may record each period, as well as non-recurring items such as acquisition costs, integration and severance costs, refinance fees, business transformation costs and other discrete expenses, when applicable. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important metrics for management and investors as they remove the impact of items that we do not believe are indicative of our core operating results or the overall health of our company and allows for consistent comparison of our operating results over time and relative to our peers.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except percentages)
Net income (loss)	$16.4	$(17.9)	$25.0	$(30.5)
Income tax expense (benefit)	0.2	(12.6)	38.1	34.9
Interest expense	79.9	79.2	235.5	230.5
Depreciation and amortization	47.1	49.3	140.0	147.8
Loss on debt extinguishment and refinancing costs	1.5	26.1	10.0	26.1
Integration costs and severance (1)	0.3	1.5	0.9	2.6
Acquisition costs (2)	1.3	—	1.3	1.5
Business transformation costs (LEAP and CFM) (3)	10.5	3.6	33.6	5.4
Other (4)	11.2	4.4	20.0	7.1
Adjusted EBITDA	$168.4	$133.6	$504.4	$425.4
Revenue	$1,244.6	$1,099.4	$3,827.5	$3,405.5
Net income (loss) margin	1.3%	(1.6)%	0.7%	(0.5)%
Adjusted EBITDA Margin	13.5%	12.2%	13.2%	12.5%

(1)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(2)
Represents transaction costs incurred in connection with planned and completed acquisitions, including legal and professional fees, debt arrangement fees and other third-party costs.

(3)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(4)
Represents other non-recurring costs including quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and costs for professional services incurred as a result of our IPO readiness that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 12, “Related party transactions” to our unaudited consolidated financial statements included elsewhere in this report for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

Key Components of Results of Operations

The following discussion provides a brief description of certain items that appear in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the general factors that impact these items.

Revenue

Revenue consists of gross sales principally resulting from the engine and component repair services that we perform for commercial, military and business aviation fixed wing and rotary wing aircraft engines, as well as aeroderivative engines for the land and marine and other markets. Within these end markets, our Engine Services segment primarily provides a variety of value-added services in support of the maintenance, repair, testing and recertification of aerospace and aeroderivative engines. Our Component Repair Services segment supports commercial aerospace, military aerospace, business aviation, land and marine and other markets with engine piece part repair and accessory repair.

Cost of revenue

Cost of revenue primarily consists of direct costs required to provide our services. These costs include the cost of materials, direct labor for inspection and disassembly, assembly and repair, rental engines, subcontracted services and overhead costs directly related to the performance of aftermarket services. Overhead costs include the cost of our facilities, engineering, quality and production management, including indirect labor supporting production, depreciation of equipment and facilities and amortization of the costs associated with OEM authorizations and licenses. The cost of materials accounts for the largest portion of our cost of revenue.

Selling, general and administrative expense

Selling, general and administrative ("SG&A") expense primarily consists of expenses related to the selling of our services to our customers and maintaining a global sales support network, including salaries of our direct sales force. General costs to support the administrative requirements of the business such as finance, accounting, information technology, human resources and general management are also included.

Amortization of intangible assets

Intangible assets are amortized over the estimated useful life for customer relationships, trademarks and technology and other assets.

Acquisition costs

Acquisition costs primarily consist of professional service fees and other third-party costs incurred as part of the transaction process. Acquisition costs do not include any cost associated with the issuance of debt as these are capitalized and amortized over the term of the debt.

Interest expense

Interest expense primarily consists of interest on our debt obligations, including the amortization of debt discount and deferred finance charges. Interest expense also includes the portion of the gain or loss on our interest-rate swap and interest-rate cap agreements that is reclassified into earnings.

Income tax expense (benefit)

Our provision for income tax expense (benefit) is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our consolidated statements of operations data for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	%
	(in millions)
Revenue	$1,244.6	$1,099.4	13%
Cost of revenue	1,058.4	948.0	12%
Selling, general and administrative expense	62.9	53.0	19%
Amortization of intangible assets	24.0	23.6	2%
Acquisition costs	1.3	—	-%
Operating income	98.0	74.8	31%
Interest expense	79.9	79.2	1%
Refinancing costs	1.5	19.9	(92)%
Loss on debt extinguishment	—	6.2	(100)%
Income before income taxes	16.6	(30.5)	(154)%
Income tax expense (benefit)	0.2	(12.6)	(102)%
Net income (loss)	$16.4	$(17.9)	(192)%

Revenue. Revenue increased $145.2 million, or 13%, to $1,244.6 million for the three months ended September 30, 2024 from $1,099.4 million for the three months ended September 30, 2023. Revenue increased primarily as a result of growth across each of our commercial aerospace and business aviation end markets. The increase in revenue generated from our commercial aerospace end market of $116.7 million, or 19%, to $720.6 million for the three months ended September 30, 2024 from $604.0 million for the three months ended September 30, 2023 was primarily driven by an increase in demand for engine and component maintenance as well as additional market share capture on certain engine platforms we service. The increase in revenue generated from our business aviation end market of $32.5 million, or 15%, to $253.3 million from $220.8 million for the three months ended September 30, 2023 was primarily attributable to higher demand on the platforms that we service. These increases were partially offset by a decrease in our military and helicopter end market of $6.1 million, or 3%, to $225.6 million for the three months ended September 30, 2024, compared to the same period of 2023, primarily attributable to the temporary grounding of the US Navy’s V-22 Osprey fleet, partially offset by the acquisition of ATI.

Cost of revenue. Cost of revenue increased $110.4 million, or 12%, to $1,058.4 million for the three months ended September 30, 2024 from $948.0 million for the three months ended September 30, 2023, as a result of the growth in our volumes that increased related material and direct labor expenses as well as increased expense in other overhead costs directly related to the performance of aftermarket services. The following table sets forth our total cost of revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Material	$747.1	$671.9
Labor	221.8	196.8
Other	89.5	79.3
Total cost of revenue	$1,058.4	$948.0

Selling, general and administrative expense. SG&A expense was $62.9 million and $53.0 million for the three months ended September 30, 2024 and 2023, respectively, and was 5.1% and 4.8% of total revenue for each of the three months ended September 30, 2024 and 2023, respectively. The $9.9 million increase in SG&A expense was due in large part to a $3.1 million increase in personnel expenses related to increased headcount and investments made for growth and a $8.9 million increase in professional fees fees, largely attributable to our IPO and the ATI acquisition. This increase was partially offset by a $2.2 million decrease in provisions for credit losses and other miscellaneous SG&A expenses.

Amortization of intangible assets. Amortization of intangible assets was $24.0 million and $23.6 for the three months ended September 30, 2024 and 2023, respectively. The cost base of customer relationships increased due to the ATI acquisition, however, had little impact on total amortization expense due to the timing of the transaction. There were no significant changes in the cost base of intangible assets, including trademarks, technology and other intangible assets.

Acquisition costs. Acquisition costs of $1.3 million for the three months ended September 30, 2024 were incurred primarily due to the acquisition of ATI on August 23, 2024.

Interest expense. Interest expense was $79.9 million and $79.2 million for the three months ended September 30, 2024 and 2023, respectively. The weighted average interest rate for the three months ended September 30, 2024 and 2023 was 8.99% and 8.75%, respectively, as the underlying benchmark rates on our floating rate debt instruments continued to rise during 2024, which drove the higher interest expense in the year, and increased draws on the ABL Credit Facility. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $1.5 million associated with the amendment of the Credit Agreement in September 2024 were incurred during the three months ended September 30, 2024.

Income tax expense. Income tax expense was $0.2 million for the three months ended September 30, 2024, as compared to a benefit $12.6 million for the three months ended September 30, 2023, an increase of $12.8 million. The increase was primarily the result of a higher estimated annual effective tax rate driven by increased full year projected earnings. Further, a decrease in the projected full year interest expense as a result of the Company's repayment of certain debt obligations decreased the projected deferred tax asset valuation allowance establishment under the United States interest expense deduction limitation. See Note 19, "Subsequent events" for further information on the debt repayment.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our consolidated statements of operations data for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	%
	(in millions)
Revenue	$3,827.5	$3,405.5	12%
Cost of revenue	3,275.3	2,928.2	12%
Selling, general and administrative expense	171.7	148.2	16%
Amortization of intangible assets	70.6	70.1	1%
Acquisition costs	1.3	1.5	(13)%
Operating income	308.6	257.5	20%
Interest expense	235.5	230.5	2%
Refinancing costs	6.4	19.9	(68)%
Loss on debt extinguishment	3.6	6.2	(42)%
Other income	—	(3.5)	(100)%
Income (loss) before income taxes	63.1	4.4	1,334%
Income tax expense (benefit)	38.1	34.9	9%
Net income (loss)	$25.0	$(30.5)	(182)%

Revenue. Revenue increased $422.0 million, or 12%, to $3,827.5 million for the nine months ended September 30, 2024 from $3,405.5 million for the nine months ended September 30, 2023. Revenue increased primarily as a result of growth across each of our commercial aerospace and business aviation end markets. The increase in revenue generated from our commercial aerospace end market of $400.8 million, or 22%, to $2,236.7 million for the nine months ended September 30, 2024 from $1,835.9 million for the nine months ended September 30, 2023 was primarily driven by an increase in demand for engine and component maintenance as well as additional market share capture on certain engine platforms we service. The increase in revenue generated from our business aviation end market of $51.7 million, or 7%, to $779.5 million from $727.8 million for the nine months ended September 30, 2023 was primarily attributable to attributable to higher demand on the platforms that we service. These increases were partially offset by a decrease in our military and helicopter end market of $16.5 million, or 2%, to $703.5 million for the nine months ended September 30, 2024, compared to the same period of 2023, primarily attributable to the temporary grounding of the US Navy’s V-22 Osprey fleet, partially offset by the acquisition of ATI.

Cost of revenue. Cost of revenue increased $347.1 million, or 12%, to $3,275.3 million for the nine months ended September 30, 2024 from $2,928.2 million for the nine months ended September 30, 2023, as a result of the growth in our volumes that increased related material and direct labor expenses as well as increased expense in other overhead costs directly related to the performance of aftermarket services. The following table sets forth our total cost of revenue for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Material	$2,348.1	$2,095.0
Labor	673.9	598.7
Other	253.3	234.5
Total cost of revenue	$3,275.3	$2,928.2

Selling, general and administrative expense. SG&A expense was $171.7 million and $148.2 million for the nine months ended September 30, 2024 and 2023, respectively, and was 4.5% and 4.4% of total revenue for each of the nine months ended September 30, 2024 and 2023, respectively. The $23.5 million increase in SG&A expense was due in large part to a $8.8 million increase in personnel expenses related to investments made for growth, a $14.1 million increase in professional fees attributable to the IPO and ATI acquisitions, and a $0.6 million increase in contract services.

Amortization of intangible assets. Amortization of intangible assets was $70.6 million and $70.1 for the nine months ended September 30, 2024 and 2023, respectively. The cost base of customer relationships increased due to the ATI acquisition, however, had little impact on total amortization expense due to the timing of the transaction. There were no significant changes in the cost base of intangible assets, including trademarks, technology and other intangible assets.

Acquisition costs. Acquisition costs of $1.3 million for the nine months ended September 30, 2024 were incurred primarily due to the acquisition of ATI on August 23, 2024.

Interest expense. Interest expense was $235.5 million and $230.5 million for the nine months ended September 30, 2024 and 2023, respectively. The weighted average interest rate for the nine months ended September 30, 2024 and 2023 was 8.94% and 8.60%, respectively, as the underlying benchmark rates on our floating rate debt instruments continued to rise during 2024, which drove the higher interest expense in the year, and increased draws on the ABL Credit Facility. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $6.4 million associated with the amendments of the Credit Agreement in March and September 2024 were incurred during the nine months ended September 30, 2024.

Loss on debt extinguishment. A $3.6 million loss on debt extinguishment was recorded during nine months ended September 30, 2024, due to the write-off of unamortized deferred finance charges and debt discount related to the extinguished portion of the 2023 Term Loan Facilities and redeemed portion of the Senior Notes (both defined below) related to the refinancing activity.

Income tax expense. Income tax expense was $38.1 million for the nine months ended September 30, 2024, as compared to $34.9 million for the nine months ended September 30, 2023, an increase of $3.2 million. The increase was primarily the result of a higher estimated annual effective tax rate driven by increased full year projected earnings.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except percentages)
Engine Services
Segment Revenue	$1,090.3	$965.5	$3,399.1	$3,023.1
Segment Adjusted EBITDA	$147.4	$122.5	$451.1	$391.8
Segment Adjusted EBITDA Margin	13.5%	12.7%	13.3%	13.0%
Component Repair Services
Segment Revenue	$154.3	$133.9	$428.4	$382.4
Segment Adjusted EBITDA	$40.8	$33.7	$111.1	$92.5
Segment Adjusted EBITDA Margin	26.4%	25.1%	25.9%	24.2%

For a discussion of Segment Adjusted EBITDA, see Note 18, “Segment information” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2024 and 2023

Engine Services

Engine Services segment revenue increased $124.8 million, or 13%, to $1,090.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Revenue generated from our commercial aerospace end market increased 20%, primarily driven by higher engine maintenance demand. Revenue generated from our business aviation end market increased 15%, primarily attributable to the demand on the platforms that we service. These increases were partially offset by a decrease in our military and helicopter end market of 7% primarily attributable to the temporary grounding of the US Navy’s V-22 Osprey fleet.

Engine Services Segment Adjusted EBITDA increased $24.9 million, or 20%, to $147.4 for the three months ended September 30, 2024 from $122.5 million for the three months ended September 30, 2023. The increase in Segment Adjusted EBITDA was primarily driven by increases in revenue and positive mix benefit from higher margin work scopes on the engines that we serviced.

Component Repair Services

Component Repair Services segment revenue increased $20.4 million, or 15%, to $154.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Revenue generated from our commercial aerospace end market increased 13%, primarily driven by the increases in engine maintenance and higher component usage. Revenue generated in our military and helicopter and other end markets increased 19%, primarily attributable to increased demand for component repairs as well as the acquisition of ATI.

Component Repair Services Segment Adjusted EBITDA increased $7.1 million, or 21%, to $40.8 for the three months ended September 30, 2024 from $33.7 million for the three months ended September 30, 2023. The increase is primarily due to increased revenue and improved productivity.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Engine Services

Engine Services segment revenue increased $376.0 million, or 12%, to $3,399.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Revenue generated from our commercial aerospace end market increased 22%, primarily driven by higher engine maintenance demand. Revenue generated from our business aviation end market increased 7%, primarily attributable to the demand on the platforms that we service. These increases were partially offset by a decrease in our military and helicopter end market of 4% primarily attributable to the temporary grounding of the US Navy’s V-22 Osprey fleet.

Engine Services Segment Adjusted EBITDA increased $59.3 million, or 15%, to $451.1 for the nine months ended September 30, 2024 from $391.8 million for the nine months ended September 30, 2023. The increase in Segment Adjusted EBITDA was primarily driven by increases in revenue.

Component Repair Services

Component Repair Services segment revenue increased $46.0 million, or 12%, to $428.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Revenue generated from our commercial aerospace end market increased 20%, primarily driven by the increases in engine maintenance and higher component usage. Revenue generated in our military and helicopter and other end markets decreased by 1%, primarily attributable to slower first half inputs on our land and marine platforms.The decrease in revenue was partially offset by increased demand for component repairs and the acquisition of ATI.

Component Repair Services Segment Adjusted EBITDA increased $18.6 million, or 20%, to $111.1 for the nine months ended September 30, 2024 from $92.5 million for the nine months ended September 30, 2023. The increase is primarily due to increased revenue and improved productivity.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of September 30, 2024 and December 31, 2023:

	As at September 30,	As at December 31,
	2024	2023
	(in millions)
Cash	$51.3	$58.0
Net working capital (total current assets less total current liabilities)	1,239.6	1,066.3
Total debt (including current portion) (1)	3,422.0	3,198.8
Total stockholder's equity	1,163.9	1,146.7

(1)
Includes unamortized discounts of $22.8 million and $26.9 million as of September 30, 2024 and December 31, 2023, respectively, and unamortized deferred finance charges of $24.5 million and $33.6 million as of September 30, 2024 and December 31, 2023.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of September 30, 2024, we had $560.2 million of available liquidity, consisting of $51.3 million cash on hand, $358.9 million available under the ABL Credit Facility and $150.0 million (of which up to $75.0 million is available for the issuance of letters of credit) available under the 2023 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and the New 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the foreseeable future. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Agreement” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of September 30, 2024 and December 31, 2023 our debt outstanding consisted of the following:

	As at September 30,	As at December 31,
	2024	2023
	(in millions)
2024 Term Loan Facilities	$2,947.8	$—
2023 Term Loan Facilities	—	2,562.1
ABL Credit Facility	25.0	—
Senior Notes	475.5	675.5
Finance leases	19.7	20.3
Other	1.3	1.4
	3,469.3	3,259.3
Less: Current portion	(30.6)	(26.7)
Unamortized discounts	(22.8)	(26.9)
Unamortized deferred finance charges	(24.5)	(33.6)
Long-term debt	$3,391.4	$3,172.1

As of September 30, 2024, we had the following debt agreements:

•
The 2024 Term Loan Facilities under the Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,947.8 million, maturing on August 24, 2028.
•
$150.0 million 2023 Revolving Credit Facility under the Credit Agreement (of which up to $75.0 million is available for the issuance of letters of credit), under which we had no outstanding borrowings, maturing on May 1, 2028.
•
$400.0 million ABL Credit Facility under the ABL Credit Agreement, under which we had outstanding borrowings of $25.0 million, maturing on May 1, 2028.
•
$475.5 million in aggregate principal amount of Senior Notes, maturing on April 4, 2027.
•
$20.0 million in finance leases and other debt.

Senior Secured Credit Facilities

We entered into the Credit Agreement, originally providing for (i) a senior secured dollar term loan B facility due April 4, 2026, in an original aggregate principal amount of $1,395.0 million (the “2019 Term Loan B-1 Facility”), (ii) a senior secured dollar term loan B facility due April 4, 2026, in an original aggregate principal amount of $750.0 million (the “2019 Term Loan B-2 Facility” and, together with the 2019 Term Loan B-1 Facility, the “2019 Term Loan Facilities”) and (iii) a senior secured multicurrency revolving credit facility due April 4, 2024, in an aggregate principal amount of up to $150.0 million (the “2019 Revolving Credit Facility”).

On February 12, 2020, we (i) incurred an additional $200.0 million of incremental term loans under the 2019 Term Loan Facilities and (ii) amended and repriced each of the 2019 Term Loan Facilities to, among other things, revise the applicable interest rate margin for (a) loans bearing interest at LIBOR to a range of 3.25% to 3.50% and (b) loans bearing interest at base rate to a range of 2.25% to 2.50%.

On July 1, 2021, we (i) entered into a senior secured dollar term loan B facility due April 4, 2026, in an original aggregate principal amount of $275.0 million (the “2021 Term Loan Facility”) to fund, in part, an acquisition made by direct subsidiary of the Company and (ii) amended the Credit Agreement to replace LIBOR as the reference rate for Pounds Sterling-denominated loans under the 2019 Revolving Credit Facility with a SONIA based rate (subject to a 0.0% floor). The 2021 Term Loan Facility bore interest at a floating rate per annum which could be, at our option, (a) a LIBOR-based rate (subject to a 1.0% floor), plus 5.75% or (b) a base rate (subject to a 2.0% floor) plus an applicable margin of 4.75%.

On December 22, 2022, the Credit Agreement was amended to replace LIBOR as the reference rate for dollar-denominated loans under each of the 2019 Revolving Credit Facility, the 2019 Term Loan Facilities and the 2021 Term Loan Facility with a Term SOFR-based rate, plus a credit spread adjustment of 0.10% (subject to a 1.0% floor).

On May 1, 2023, we amended, refinanced and extended the maturity of the 2019 Revolving Credit Facility due April 4, 2024 to January 2, 2026.

On August 24, 2023, we amended, refinanced and extended the maturity of (i) each of our 2019 Term Loan B-1 Facility and 2021 Term Loan Facility due April 4, 2026 with a senior secured dollar term loan B facility due August 24, 2028, in an original aggregate principal amount of $1,802.5 million (the “2023 Term Loan B-1 Facility”), (ii) our 2019 Term Loan B-2 Facility due April 4, 2026 with a senior secured dollar term loan B facility due August 24, 2028, in an original aggregate principal amount of $772.5 million (the “2023 Term Loan B-2 Facility” and, together with the 2023 Term Loan B-1 Facility, the “2023 Term Loan Facilities”) and (iii) our 2019 Revolving Credit Facility due January 2, 2026 with the 2023 Revolving Credit Facility, maturing on the earlier of (a) May 1, 2028 and (b) a springing maturity date that was 91 days prior to the maturity date applicable to any term loan under the Credit Agreement, unsecured indebtedness or other indebtedness having an aggregate outstanding principal amount of at least $150.0 million. The 2023 Term Loan Facilities bore interest at a floating rate per annum which could be, at our option, (a) a Term SOFR-based rate (subject to 0.0% floor), plus 3.75% to 4.00% or (b) a base rate (subject to a 1.0% floor) plus an applicable margin of 2.75% to 3.00%.

On March 25, 2024, we amended and refinanced (a) the 2023 Term Loan B-1 Facility due August 24, 2028 with the 2024 Term Loan B-1 Facility, and (b) the 2023 Term Loan B-2 Facility due August 24, 2028 with the 2024 Term Loan B-2 Facility. We used a portion of the 2024 Term Loan Facilities, along with cash on hand, to redeem $200.0 million of the $675.5 million aggregate principal amount of outstanding Senior Notes. As part of the financing transaction, the Credit Agreement was also amended (i) to reduce the applicable interest rate margin for loans under the 2024 Term Loan Facilities bearing interest at Term SOFR from 4.00% to 3.50%, (ii) to reduce the applicable interest rate margin for loans under the 2024 Term Loan Facilities bearing interest at base rate from 3.00% to 2.50% and (iii) to replace CDOR as the reference rate for Canadian dollar-denominated loans under the 2023 Revolving Credit Facility, with a Term CORRA-based rate, plus a credit spread adjustment ranging from 0.29547% to 0.32138% (subject to a 0.0% floor).

On September 6, 2024, Company amended the Credit Agreement to incur additional 2024 Term Loans in a principal amount of $200.0 million which were, in part, used to paydown a portion of the advances under the Company’s ABL Credit Facility used to fund the acquisition of ATI. There were no other substantive changes made to the Credit Agreement. As a result of the amendment, $1.5 million in third party fees related to the modified portion of the Term Loans were expensed as these costs did not meet the criteria for deferral. The original issue discount and deferred charges were amortized over the term of the Credit Agreement using the straight-line method, which approximates the effective interest rate method.

We entered into the ABL Credit Agreement on April 4, 2019, in an original aggregate principal amount of up to $300.0 million. As of March 31, 2024, the ABL Credit Facility allows us to borrow up to $400.0 million, with the maximum amount calculated based on our U.S. and Canadian borrowing bases.

On January 10, 2020, we increased the aggregate amount of the U.S. commitment under our ABL Credit Facility to $200.0 million.

On December 22, 2021, we amended our ABL Credit Agreement to replace LIBOR as the reference rate for Pounds Sterling-denominated loans under the ABL Credit Facility with a SONIA-based rate (subject to a 0.0% floor).

On May 1, 2023, (i) we amended, repriced and extended the maturity of our ABL Credit Facility, (ii) reallocated $40.0 million of the Canadian Commitment thereunder to the U.S. Commitment, increasing the U.S. Commitment to $240.0 million and reducing the Canadian Commitment to $160.0 million and (iii) replaced LIBOR as the reference rate for dollar-denominated loans under the ABL Credit Facility with a Term SOFR-based rate, plus a credit spread adjustment of 0.10 (subject to a 0.0% floor). The extended ABL Credit Facility matures on the earlier of (a) May 1, 2028, (b) a springing maturity date that was 91 days prior to the maturity date applicable to any term loan under the Credit Agreement, unsecured indebtedness or other indebtedness having an aggregate outstanding principal amount of at least $150.0 million, and (c) the maturity date of our 2023 Revolving Credit Facility (if excess availability under the ABL Credit Facility during the 91-day period prior to the maturity date of the 2023 Revolving Credit Facility was (1) less than the aggregate amount required to repay the 2023 Revolving Credit Facility in full or (2) insufficient to satisfy certain “payment conditions” under our ABL Credit Agreement).

On May 28, 2024, we amended the ABL Credit Facility to replace CDOR as a reference rate for Canadian dollar-denominated loans under the Canadian Commitment with a Term CORRA-based rate, plus a credit spread adjustment ranging from 0.29547% to 0.32138% (subject to a 0.0% floor).

The Credit Agreement contained customary mandatory prepayment provisions, including the requirement to prepay the 2024 Term Loan Facilities with excess cash flow and with the net cash proceeds of certain asset sales or other asset dispositions, casualty events and issuances of debt securities, in each case, subject to certain customary exceptions. All obligations of the U.S. Borrower under the Senior Secured Credit Facilities were jointly and severally guaranteed by Dynasty Intermediate Co., Inc. (“Holdings”) and each of the U.S. Borrower’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions (together with the U.S. Borrower and Holdings, collectively, the “U.S. Loan Parties”). All obligations of the Canadian Borrower under our Senior Secured Credit Facilities were jointly and severally guaranteed by the U.S. Loan Parties and each of the U.S. Borrower’s existing and future direct and indirect wholly owned Canadian and other restricted subsidiaries, subject to certain exceptions (together with the Canadian Borrower, the “Canadian Loan Parties”).

The ABL Credit Facility was secured by a first priority pledge by the U.S. Loan Parties and the Canadian Loan Parties (collectively, the “Loan Parties”) of all accounts receivable, inventory, engines and certain related assets, deposit accounts and securities accounts (including cash) and investment property (other than equity interests) and all instruments, chattel paper, contracts, guarantees, letters of credit, supporting obligations, documents, commercial tort claims and general intangibles related to the foregoing, in each case, of the Loan Parties, subject to certain exceptions and permitted liens (the “ABL Priority Collateral”); and a second priority pledge in substantially all other assets of the Loan Parties, including all of the equity interests of restricted subsidiaries directly owned by the Loan Parties (subject to certain exceptions), subject to certain exceptions and permitted liens (the “Term Loan/RCF Priority Collateral”).

The Credit Facilities were secured by a first priority pledge of the Term Loan/RCF Priority Collateral and a second priority pledge of the ABL Priority Collateral, in each case, subject to certain exceptions and permitted liens.

Senior Notes

The Senior Notes were issued on April 4, 2019 at a principal amount of $640.0 million. On April 4, 2020, we elected to defer payment on 100% of the accrued interest at 11% per annum, increasing the principal amount to $657.8 million. On July 4, 2020, we elected to defer payment on 50% of the accrued interest at 10.5% per annum, increasing the principal amount to $666.5 million. On October 4, 2020, we elected to defer the payment on 50% of the accrued interest at 10.5% per annum, increasing the principal amount to $675.5 million. As of April 4, 2023, the Senior Notes may be redeemed in whole or in part without a premium, plus accrued and unpaid interest to, but not including the date of redemption. The Senior Notes are guaranteed on a senior basis by all of our domestic subsidiaries. On March 29, 2024, we redeemed $200.0 million of the Senior Notes.

The Senior Notes do not contain financial maintenance covenants, but contain various restrictive covenants including limitations on our ability and the ability of our restricted subsidiaries to, subject to a number of exceptions, do the following: incur additional debt or issue disqualified stock; pay distributions or dividends, redeem subordinated debt or make other restricted payments; make certain investments; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidated or transfer all or substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; and transfer or sell assets.

Senior Secured Credit Agreements Covenant Compliance

The 2023 Revolving Credit Facility was subject to a springing financial covenant, which required us to maintain a maximum consolidated first lien net leverage ratio that was tested quarterly, at the end of any fiscal quarter, when more than 35% of the 2023 Revolving Credit Facility (excluding, among other things, all letters of credit) was utilized on such date.

The ABL Credit Facility was subject to a springing financial covenant, which required us to maintain a minimum fixed charge coverage ratio that was tested quarterly, (a) as of the last day of the most recently ended fiscal quarter, if excess availability under the ABL Credit Facility at any time was below a threshold equal to the lesser of (i) 10.0% of the aggregate borrowing base under the ABL Credit Facility, (ii) 10.0% of the aggregate commitments under the ABL Credit Facility and (iii) $30.0 million, and (b) thereafter on the last day of each subsequent fiscal quarter until excess availability exceeded such threshold for 30 consecutive days.

The New 2024 Revolving Credit Facility is subject to a springing financial covenant, which requires us to maintain a maximum consolidated first lien net leverage ratio that is tested quarterly, at the end of any fiscal quarter, when more than 40% of the New 2024 Revolving Credit Facility (excluding, among other things, all letters of credit incurred under the New 2024 Revolving Credit Facility (whether or not cash collateralized) and adjusted cash and cash equivalents of the Borrowers and their restricted subsidiaries) is utilized on such date. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Agreement” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities.

The Senior Secured Credit Agreements contained and the New Credit Agreement contains certain financial reporting covenants that require us to present periodic financial metrics to our lenders. One such financial reporting metric is Consolidated EBITDA as defined in the New Credit Agreement. The definition of Consolidated EBITDA utilized for these debt reporting covenants differs from the definition of Adjusted EBITDA presented in this Quarterly Report on Form 10-Q in that it represents Adjusted EBITDA as further adjusted for certain additional items including, among other things, certain start up costs to give pro forma effect to acquisitions, including resulting synergies, and cost savings. The table below highlights the differences between Adjusted EBITDA presented in this Quarterly Report on Form 10-Q and Consolidated EBITDA presented to our creditors:

Period	Amount
(in millions)
Nine months ended September 24, 2024	$1.5
Nine months ended September 24, 2023	$3.4

Compliance with these covenants is essential to our ability to continue to meet our liquidity needs, as a failure to comply under the New Credit Agreement could result in a default under the New Credit Agreement and permit the senior lenders to accelerate the maturity of our indebtedness. Such an acceleration of our indebtedness would have a material adverse effect on our liquidity, including our ability to make payments on our other indebtedness and our ability to operate our business.

As of September 30, 2024, we were in compliance with the covenants in the Senior Secured Credit Agreements.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash used in operating activities	$(32.0)	$(95.9)
Net cash used in investing activities	(184.1)	(93.7)
Net cash provided by financing activities	209.1	143.3
Effect of exchange rate changes on cash	0.3	(2.5)
Net increase (decrease) in cash	$(6.7)	$(48.8)

Nine Months Ended September 30, 2024

Net cash used in operating activities for the nine months ended September 30, 2024 was $32.0 million. The factors affecting our operating cash flows for the nine months ended September 30, 2024 were our net income of $25.0 million and a net change in our operating assets and liabilities of $202.3 million, offset by non-cash charges of $145.2 million. The non-cash charges primarily consisted of $140.0 million in depreciation and amortization, $10.0 million in amortization of deferred finance charges and discounts, $3.5 million loss on debt extinguishment, $1.4 million in non-cash lease expense, and $0.7 million loss on debt extinguishment partially offset by $9.2 million in deferred income taxes, $0.3 million amortization of loss on derivative instruments, and, $0.2 million in foreign exchange gain. The decrease in accounts receivable and inventories was due to increased volume, as well as the timing of billings related to customer contracts and the recognition of revenue from customer contracts which were significantly impacted by industry-wide supply chain challenges that reduced the supply of parts, which decreased throughput of engine shipments, offset by an increase in accounts payable, accrued expenses and other accrued liabilities driven by supply chain delays that impacted throughput of engine shipments.

Net cash used in investing activities for the nine months ended September 30, 2024 of $184.1 million was primarily due to cash of $114.1 million paid for the acquisition of ATI on August 23, 2024, $70.4 million of capital expenditures for purchases of property, plant and equipment and rental engines and $0.2 million for the acquisition of intangible assets, partially offset by proceeds from the disposal of property, plant and equipment and rental engines of $0.6 million. A significant proportion of our purchases of property, plant and equipment was primarily due to continued investments made to stand up our LEAP-1A and LEAP-1B program and our CFM56 expansion capabilities in Dallas/Fort-Worth.

Net cash provided by financing activities for the nine months ended September 30, 2024 of $209.1 million was primarily attributable to the proceeds from issuance of long-term debt of $765.0 million, of which $400.0 million was issued under the 2024 Term Loan Facilities and $365.0 million was drawn on the ABL Credit Facility, partially offset by the repayment of long-term debt of $555.0 million, repayment of long-term agreements of $0.5 million, and the payment of deferred financing charges of $0.4 million.

Nine Months Ended September 30, 2023

Net cash used in operating activities for the nine months ended September 30, 2023 was $95.9 million. The factors affecting our operating cash flows for the nine months ended September 30, 2023 were our net loss of $30.5 million and a net change in our operating assets and liabilities of $220.1 million, partially offset by non-cash charges of $154.6 million. The non-cash charges primarily consisted of $147.8 million in depreciation and amortization, $11.8 million in amortization of deferred finance charges and discounts, $6.2 million in losses on debt redemption, $4.4 million of interest rate cap premiums and $1.2 million in non-cash lease expense, partially offset by $13.8 million in deferred income taxes and $1.0 million in amortization of loss on derivative instruments. Improved net working capital performance was driven by better accounts receivable collections and improved payment terms with customers, offset by a decrease in accounts payable, accrued expenses and other accrued liabilities and an increase in inventories and contract assets driven by the volume growth in the business and supply chain delays that impacted throughput of engine shipments.

Net cash used in investing activities for the nine months ended September 30, 2023 was $93.7 million was primarily due to investments made to stand up our LEAP-1A and LEAP-1B program, and consisted of $35.4 million of purchases of property, plant and equipment and rental engines, $30.1 million for the acquisition of intangible assets and $31.3 million for the acquisition of Western Jet on February 2, 2023. Net cash used for investment was offset by the proceeds from the disposal of property, plant and equipment and rental engines of $3.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 of $143.3 million was primarily related to incremental borrowings from the issuance of the 2023 Term Loan Facilities of $1,479.6 million, partially offset by the repayment of $1,331.7 million of the 2019 Term Loan Facilities and 2021 Term Loan Facility, the payment of deferred financial charges of $2.9 million associated with the refinancing activities and the repayment of long-term agreements of $1.7 million.

Critical Accounting Estimates

Our financial statements are prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, revenue, expenses, and related disclosures during the period. We evaluate our significant estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ significantly from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, results of operations, financial condition, and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our final prospectus for our IPO filed with the SEC on October 1, 2024 pursuant to Rule 424(b)(4) under the Securities Act and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on October 1, 2024.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Our financial results could be impacted by inflation or changes in interest rates or foreign currency exchange rates.

Interest rate risks. The Senior Secured Credit Agreements were and the New Credit Agreements are subject to interest rate risk. Borrowings under the 2024 Term Loan Facilities bore interest at a floating rate per annum, which could be, at our option, either (a) Term SOFR-based rate, plus a margin of 3.50% or (b) a Base Rate plus a margin of 2.50%. As of September 30, 2024, we had $2,947.8 million outstanding under the 2024 Term Loan Facilities, bearing interest at variable rates, and each change of 0.125% in interest rates would have resulted in a $3.7 million change in annual interest expense on term loan borrowings.

Borrowings under the Credit Facilities bore interest at a floating rate per annum, which could be, at our option (a) a Term SOFR-based rate for U.S. Dollar-denominated loans under the Credit Facilities, (b) a EURIBOR-based rate for Euro-denominated loans under the 2023 Revolving Credit Facility; (c) a Term CORRA-based rate for Canadian Dollar-denominated loans under the 2023 Revolving Credit Facility; (d) a SONIA-based rate Pounds Sterling-denominated loans under the 2023 Revolving Credit Facility; and (e) a base rate for U.S. Dollar-denominated loans under the Credit Facilities.

The applicable margins for the 2023 Revolving Credit Facility were subject to adjustment based on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) as of the preceding fiscal quarter end. As of December 31, 2023 and September 30, 2024 we did not have borrowings outstanding under the 2023 Revolving Credit Facility, bearing interest at variable rates. Although we did not drawn down on the 2023 Revolving Credit Facility, had the 2023 Revolving Credit Facility been fully drawn, each 0.125% change in interest rates would result in a $0.2 million change in annual interest expense on our 2023 Revolving Credit Facility.

Borrowings under the ABL Credit Facility bore interest at a floating rate per annum, which could be, at our option: (a) a Term SOFR-based rate for U.S. Dollar-denominated loans, (b) a EURIBOR-based rate for Euro-denominated loans, (c) a Term CORRA-based rate for Canadian Dollar-denominated loans, (d) a SONIA-based rate Pounds Sterling-denominated loans, (e) a base rate for U.S. Dollar-denominated loans, (f) a Canadian base rate for U.S. Dollar-denominated loans, and (g) a Canadian prime rate for Canadian Dollar-denominated loans.

The applicable margins of the 2024 Term Loan Facilities, the 2023 Revolving Credit Facility and the ABL Facility (together, the “Senior Secured Credit Facilities”) were based on the average excess availability as of the preceding fiscal quarter end. As of December 31, 2023, we did not have borrowings outstanding under the ABL Credit Facility, bearing interest at variable rates. As of September 30, 2024, we had outstanding $25.0 million under the ABL Credit Facility, bearing interest at variable rates. Each change of 0.125% in interest rates would have resulted in a $0.0 million change in annual interest expense on term loan borrowings.

Borrowings under the New Senior Secured Credit Facilities bear interest at a floating rate per annum which can be, at our option:

(a) a Term SOFR based rate for U.S. Dollar denominated loans under the Credit Facilities (subject to a 0.00% floor), plus an applicable margin ranging from (x) 2.00% to 2.25% in the case of the New 2024 Term Loan Facilities, and (y) 1.50% to 2.00% in the case of the New 2024 Revolving Credit Facility;

(b) a EURIBOR based rate for Euro denominated loans under the New 2024 Revolving Credit Facility (subject to a 0.00% floor), plus an applicable margin ranging from 1.50% to 2.00%;

(c) a Term CORRA based rate for Canadian Dollar denominated loans under the New 2024 Revolving Credit Facility (subject to a 0.00% floor), plus an applicable margin ranging from 1.50% to 2.00%;

(d) a SONIA based rate for Pounds Sterling denominated loans under the New 2024 Revolving Credit Facility (subject to a 0.00% floor), plus an applicable margin ranging from 1.50% to 2.00%; and

(e) a base rate for U.S. Dollar denominated loans under the New 2024 Credit Facilities plus an applicable margin ranging from (x) 1.00% to 1.25% in the case of the New 2024 Term Loan Facilities, and (y) 0.50% to 1.00% in the case of the New 2024 Revolving Credit Facility.

The applicable margin for the New Senior Secured Credit Facilities is subject to adjustments based on the Consolidated First Lien Net Leverage Ratio (as defined in the New Credit Agreement) as of the preceding fiscal quarter end, with (x) one 25.0 basis point ratio-based step down, in the case of the New 2024 Term Loan Facilities, and (y) two 25.0 basis point ratio-based step downs, in the case of the New 2024 Revolving Credit Facility.

To manage interest rate risk, we have entered into interest rate swap contracts, effective June 28, 2019, to adjust the amount of total debt that is subject to variable interest rates. The interest rate swaps began with a notional amount of $1,000.0 million, decreased to $750.0 million on March 31, 2022, and to $500.0 million on March 31, 2023, maturing on March 27, 2024. The swaps provide an effective average fixed SOFR rate of 2.41% to limit the exposure against the risk of rising rates. On March 15, 2023, we entered into another interest rate swap contract, effective March 31, 2023 for a notional amount for $400.0 million. The swap provides an effective fixed SOFR rate of 3.71%, maturing on December 31, 2025. Additionally, we have entered into an interest rate cap contract to limit the exposure against the risk of rising interest rates. The interest rate cap contract, effective on March 31, 2023, provides a capped SOFR rate of 4.45% and matures on September 30, 2025. This interest rate cap contract began with a notional amount of $500.0 million, increased to $1,000.0 million on March 31, 2023, and to $1,500.0 million on March 28, 2024. On November 14, 2023, we entered into another interest rate cap contract, effective September 30, 2025, to continue to limit the exposure of the interest rates on our variable term loans to a capped SOFR rate of 5.00% on a notional amount of $1,500.0 million, maturing on December 31, 2026.

Inflation risks. Inflation generally affects our costs of labor, equipment, raw materials, freight and utilities. We strive to offset these items by price increases, operating improvements and other cost-saving initiatives and through contractual provisions that allow us to pass along material and other cost increases to customers. In certain end markets, implementing price increases may be difficult and there is no assurance that we will be successful. From time to time, we may encounter difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which may also negatively impact the pricing of materials and components sourced or used in our services.

Currency risks. Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we may use foreign exchange contracts. Approximately $41.2 million, or 3.3%, and $34.6 million, or 3.1%, of revenue for the three months ended September 30, 2024 and 2023, respectively, and $120.7 million, or 3.2%, and $112.5 million, or 3.3%, of revenue for the nine months ended September 30, 2024 and 2023, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $0.8 million loss and a $0.4 million gain for the three months ended September 30, 2024 and 2023, respectively, and a $0.2 million gain and a $0.5 million gain for the nine months ended September 30, 2024 and 2023, respectively. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024 as a result of the material weaknesses described in our Prospectus and below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2022 and 2023, we identified material weaknesses in our internal control over financial reporting. We did not formally design or maintain an effective control environment commensurate with the financial reporting requirements of a public company and we did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. This contributed to the following material weaknesses:

•
Control environment: We did not have sufficient resources with an appropriate level of knowledge and experience in establishing controls or maintaining adequate written policies and procedures for accounting and financial reporting under SEC rules.

•
Control activities: We did not formalize the design of certain controls related to the reporting process and significant account balances. This includes ensuring that there is adequate documented evidence of a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting.
•
IT general controls: We lacked or did not consistently operate certain controls designed to maintain the integrity of user access, program change management and segregation of duties that would ensure proper implementation, operation and oversight of certain IT applications and data.

These deficiencies constitute material weaknesses in the design of our internal controls over financial reporting. As a result of the material weaknesses, we have relied, in part, on the assistance of outside advisors with expertise in these matters to assist us in the preparation of our condensed consolidated financial statements and in our compliance with SEC reporting obligations and expect to continue to do so while we remediate these material weaknesses.

Management’s Remediation Efforts

Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. To address our material weaknesses, we are now in the process of planning to implement measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. These measures include (i) hiring additional accounting and IT personnel to ensure the effectiveness of our processes and controls; (ii) formalizing the design and implementation of our financial control environment, including the establishment of formal accounting policies and procedures and financial reporting controls; and (iii) improving the design and testing of IT controls for IT systems that are relevant to the preparation of our financial statements.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation pursuant to during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, involved in certain legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and worker’s compensation claims. Consistent with GAAP, we have established reserves when the liability is probable and the loss is capable of being reasonably estimated. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. See Note 14, “Commitments and contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

We are affected by factors that adversely impact the commercial and business aviation industries.

As a provider of aftermarket services to the commercial and business aviation industries, we are greatly affected by the overall impact of U.S. and global macroeconomic conditions on those industries. The commercial and business aviation industries are historically cyclical and have been negatively affected in the past by geopolitical events, such as ongoing wars and conflicts (including in Ukraine and the Gaza strip and surrounding areas), terrorism, weather related events, acts of God, natural disasters, pandemics, disruption to fuel and oil production and supply shortages, high fuel and oil prices, environmental concerns (including climate change), lack of capital, inflationary pressures and conditions, economic sanctions, labor market shortages and weak economic conditions. The impact of instability and disruptions in the global financial markets has led, and may in the future lead, our customers to reduce domestic or international flight capacity. In addition, certain of our customers have in the past been impacted by tight credit markets and high interest rates, which has limited their ability to buy and finance parts, services, engines and aircraft.

A reduction in flight activity of aircraft and changes in customer travel patterns both in the United States and abroad has resulted in and may continue to result in reduced demand for aftermarket services, which we experienced during the height of the COVID-19 pandemic in 2020 and 2021. A deteriorating airline environment may also result in commercial airlines deciding to retire some of the aircraft that use engine platforms that we service, excess capacity in the aftermarket and increased competition for aftermarket service work and additional airline bankruptcies, and in such circumstances, we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations. In addition, weak national and local economic conditions, or changes in owner or operator fees or taxes by the Federal Aviation Administration (the “FAA”) or tax incentives by the U.S. Internal Revenue Service (the “IRS”), may contribute to a decline in the demand for business jet transportation, and thus would reduce the requirements for aftermarket services in the business aviation industry.

In addition, an increase in energy costs and the price of fuel could result in additional pressure on the operating costs of airlines and business jet operators, which comprise a substantial portion of our customers. The market for fuel is inherently volatile and is subject to, among other things, changes in government policy on fuel production, changes in tax policy related to fuel, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by hostility in oil-producing areas. In addition, airlines and business jet operators are sometimes unable to pass on increases in fuel prices to customers by increasing fares or fees due to the competitive nature of the aviation industry, and this compounds the pressure on operating costs, and in turn, airlines’ and business jet operators’ ability to do business with us.

We are also subject to the risk that action by the FAA or any other regulatory authority could restrict or limit the utilization of aircraft with the engine platforms that we service or on the use of the engine platforms that we service, which could reduce demand for our services.

Our business, financial condition, results of operations and prospects have been and may continue to be adversely affected by these and other similar events that impact the commercial and business aviation industries.

Decreases in budget, spending or outsourcing by our military end-users could result in a reduction in the amount of services we provide to the various agencies and buying organizations of the U.S. government, which would materially reduce our revenue and adversely affect our business, results of operations and financial condition.

A portion of our revenue is derived from contracts, directly or indirectly, with the U.S. military that are subject to U.S. government contracting rules and regulations. A decline in the level of operational activity of the U.S. military or decreases in budget, spending or outsourcing by the U.S. military end-users could adversely affect our business, results of operations and financial condition. The demand for our aftermarket services in the military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (“DoD”) budget. Services to our military end-users accounted for approximately $899.2 million, or 19.6%, of our revenue for the year ended December 31, 2023 and approximately $780.8 million, or 20%, of our revenue for the nine months ended September 30, 2024. U.S. federal law currently prevents U.S. military departments and agencies from using more than 50% of their funding for depot-level maintenance of core assets of outsourced work without a waiver from the Secretary of Defense, which impacts the size of the overall market for our services. Additionally, the retirement of mature aircraft from the U.S. military may decrease the need for our aftermarket services. Defense spending by United States, Canadian, European and other governments worldwide has fluctuated in recent years, at times resulting in reduced demand for our services. Growth in revenue to our military customers depends upon continued outsourcing by military end-users of certain aftermarket service functions to the civil industrial base.

Companies engaged in supplying defense-related equipment and services to U.S. government agencies, whether through direct contracts with the U.S. government or as a subcontractor to customers contracting with the U.S. government, are subject to business risks specific to the defense industry. Our supply of products to the U.S. government is subject to such unique risks largely beyond our control. Our operations may be adversely affected due to an unexpected termination or modification of a significant contract by the government or a higher-tier contractor, including for non-performance or for convenience; a change in the government’s procurement priorities for any reason, including as a result of elections or failure to pass budget or appropriations statutes; a reduction in the volume of contracts or subcontracts awarded to us; or substantial cost overruns. For instance, the terms of defense contracts with the U.S. government generally permit the government or a higher-tier contractor to terminate or modify contracts partially or completely, with or without cause, at any time. We also face the risk that the U.S. government may unilaterally suspend or debar our customers, the prime contractor with whom we subcontract, or us from new contracts in the event of any alleged violations of procurement laws or regulations or for a lack of responsibility. Furthermore, the U.S. government retains discretion to revoke required security clearances. In addition, our subcontracts may be terminated or we may be required to renegotiate terms of our military contracts if the U.S. government threatens to terminate the contract of a primary contractor through whom we provide services. If we fail to renegotiate with the primary contractor, we and the primary contractor may lose all of our business related to such contract. Also, some of the tooling, equipment and materials we use in providing aftermarket services to the U.S. military are provided to us under the terms of contracts with the U.S. government or a prime contractor. If we were unable to use these government-furnished tooling, equipment and materials, we could be required to incur significant capital investment to fulfill our obligations under such contracts and could adversely affect our business, results of operations and financial condition.

In addition, DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. government’s budget deficits, spending priorities (e.g., shifting funds to assist Ukraine in the Russia and Ukraine conflict or to assist Israel or appropriating budget to new development programs away from sustainment and maintenance of existing programs), the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce U.S. government military spending, each of which could cause the DoD budget to remain unchanged or to decline. While current world tensions—including the conflicts in Ukraine and the Gaza strip and surrounding areas—are driving short-term spending increases, if future military spending declines, is redirected away from markets in which we operate or aircraft in which our services are used, or if military outsourcing decreases or ceases, our business results of operations and financial condition would be materially adversely affected. Additionally, unlike civil aviation, military organizations have discretion over their own maintenance regimens. Military aviation end-users may elect to reduce aftermarket service spending by lengthening the time between required overhaul for certain engines, which could adversely affect our business, results of operations and financial condition.

The U.S. government may review our costs and performance on their contracts, as well as conduct periodic audits of our accounting and general business practices. Based on the results of such audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs and certain marketing expenses may not be reimbursable under U.S. government contracts.

We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition.

Our business depends on maintaining a sufficient supply of parts, components and raw materials to meet our customers’ demands and maintain the operation of our business and services. Global supply chain and labor markets are continuing to experience high levels of disruption, including recent disruption caused by attacks on commercial vessels in the Red Sea, causing significant materials and parts shortages, as well as delivery delays, labor shortages, distribution issues, energy cost increases and price increases. Current geopolitical conditions, including sanctions and other trade restrictive actions and strained intercountry relations, are contributing to these issues. These issues could lead to significant supplier performance failures and delays. Disruptions to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services to our customers and, thus, could adversely affect our business, results of operations and financial condition.

In particular, we source the materials, parts and components for our business from material suppliers and OEMs. Our authorizations from OEMs often require that we purchase component parts from the OEMs or their designated distributors. Our business, therefore, could be adversely impacted by factors affecting our OEMs and other suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, including damage or disruption by external factors, including wars or other conflicts, terrorism, weather-related events (including due to climate change), acts of God, natural disasters or other similar events, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers.

For the nine months ended September 30, 2024 and the year ended December 31, 2023, our four largest parts suppliers, which consisted of OEMs, accounted for a substantial majority of our total parts purchases. If we were to lose a key supplier or were unable to obtain the same levels or quality of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could adversely affect our business, results of operations and financial condition. In addition, if our key suppliers increase the prices of their products, it would negatively affect our operating results if we were not able to pass these price increases through to our customers, which could lead to decreased sales, profit margins and earnings.

In recent years, we have experienced supply chain delays from our key suppliers that impacted the availability of parts and materials and ultimately engine repair and overhaul throughput across all of our end markets. Any significant prolonged disruption or future delays could adversely affect our business, results of operations and financial condition. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain raw materials and components from our suppliers when we need them, in the quantities we require to operate our business or on favorable terms. Although we may identify alternative suppliers, or alternative raw materials or component parts, this could require substantial time to implement, particularly if it involves the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products, which could prevent efficient replacement of a supplier, raw material or component part, and our ability to supply parts to our customers when needed could be impaired, which in turn could adversely impact our production timelines, fulfilment of customer contracts, revenue, profitability and reputation.

In addition, supply chain disruptions could cause significant production and delivery delays to any new or expanded product or engine platforms, such as providing aftermarket services to the LEAP platform and expanding aftermarket services on the CFM56 platform. Execution and implementation of new or expanded platforms, like the new LEAP platform and expanded CFM56 platform, depends in part on our suppliers having access to the materials and skilled labor they require and making timely deliveries to us. Any such disruptions to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services to our customers and, thus, could adversely affect our business, results of operations and financial condition.

Inflation has adversely affected us and may continue to adversely affect us by increasing our costs beyond what we can recover through price increases.

Inflation has adversely affected us in recent years by increasing our costs of labor, equipment, raw materials, freight and utilities. We strive to offset these items by price increases, operating improvements and other cost-saving initiatives and through contractual provisions that allow us to pass along material and other cost increases to customers. In certain end markets, implementing price increases may be difficult and there is no assurance that we will be successful. From time to time, we may encounter difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which may also negatively impact the pricing of materials and components sourced or used in our services.

Future outbreaks and infectious diseases could adversely affect our business, results of operations and financial condition.

While the overall demand for commercial air travel has significantly recovered from the effects of the COVID-19 pandemic, the impact of future outbreaks, health concerns and infectious diseases could pose a threat to the commercial aviation industry, including our business and operations. Public health crises, including a resurgence of the COVID-19 pandemic (including through any new variant strains of the underlying virus), a new health epidemic or similar outbreak or other negative developments associated with the pandemic or outbreak (e.g., restrictive government policies or mandates), could disrupt supply chains, adversely affect the number of new commercial jet deliveries and the utilization of commercial and business aviation engines that we service and hinder or reverse the commercial flight activity recovery, leading to decreased worldwide commercial activity and a reduced demand for airline passenger and cargo services. Reduced flight activity negatively impacts the demand for our aftermarket services, and any prolonged reduction could materially and adversely affect our business, operating results and financial condition.

Moreover, prolonged pandemics, epidemics and similar outbreaks, or the threat thereof, could result in worker absences, lower productivity, voluntary or involuntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business, including disruptions which are unanticipated or unknown at this time. Any of these could adversely affect our business, financial condition or results of operations.

Our ability to predict and respond to future changes resulting from potential health crises is uncertain. Even after a public health crisis subsides, there may be long-term effects on our business and the business of our customers, suppliers, vendors and other business partners, in economies in which we operate that could severely disrupt our operations and could adversely affect our business, results of operations and financial condition. As we cannot predict the duration, scope or severity of future public health crises, the negative financial impact to our results cannot be reasonably estimated and could be material.

Competition in our business is intense given the market in which we participate and the range of services that we provide within that market.

We operate in a highly competitive global industry and compete against a number of companies. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately-held entities. Our primary competitors include the service divisions of OEMs, other independent aftermarket service providers, in certain cases the in-house maintenance services divisions of the commercial airlines and U.S. and foreign militaries, and engine component repair specialists. Certain characteristics of these competitors are as follows:

Service divisions of OEMs. The service divisions of OEMs, including GE Aerospace, CFM International, Pratt & Whitney, Rolls Royce, Honeywell and Safran, traditionally hold a sizeable aftermarket service market share on newer platforms, in order to support the installed base and generate technical insight into the performance of their engine models, which is particularly important early in the platform lifecycle. Service divisions of OEMs compete on the basis of their affiliations with OEMs, which may give them design authority, brand recognition, strong and long-term customer relationships beginning with the original sale of the engines, the ability to adapt more quickly to customer requirements involving technical specification changes, a diverse product and service base, significant financial resources, control over certification and control over sources and pricing of approved parts. OEMs may in the future attempt to perform a greater portion of the repair and overhaul services related to the engines they manufacture themselves or change the pricing or level of work scopes that we receive or have access to.

Other independent aftermarket service providers. Independent service providers like us are not affiliated with any one OEM or airline and are able to work on a wide range of engine platforms for many different customers. Most of the independent service providers of engine repair and overhaul services that compete with us, including MTU Aero Engines, ST Engineering Aerospace (“ST Aerospace”), SR Technics Switzerland AG (“SR Technics”), OGMA Indústria Aeronáutica de Portugal (“OGMA”) and Duncan Aviation, also operate under authorizations from OEMs. We also compete with independent service providers that do not have authorization from the OEMs or hold limited approvals or licensing agreements from the OEMs that only allow for the repair of certain engines or components. Independent service providers who currently do not compete with us may decide or attempt to provide services on engines that we currently service and for which they may or may not have OEM authorization. These competitors and potential competitors may have strong and long-term customer relationships and greater financial resources than us.

In-house maintenance service divisions of the commercial airlines. While recently there has been an increasing trend among commercial carriers to outsource engine aftermarket services, some of the large commercial airlines globally maintain in-house divisions, some of which provide services externally to third-party customers. In-house divisions have several competitive advantages over us, including captive engine fleets, leverage over OEMs and access to parts discounts via their captive airline, and may have greater financial resources than us.

U.S. and foreign militaries. The U.S. military has active aftermarket services facilities and activates new facilities from time to time, which displaces business that we might otherwise compete for. To protect national interests and foster job creation and national capability development, many foreign militaries also actively operate existing aftermarket services facilities and activate new facilities from time to time, which displaces business that we might otherwise compete for.

Engine component repair specialists. The engine component repair market is highly fragmented with many providers and varying levels of scale and breadth of capabilities. Within this market, we face competitors including scaled providers of component repairs such as HEICO, as well as a number of smaller, specialized repair providers that may focus on a limited number of components or platforms. Some of these competitors may have greater financial and other resources than we do.

We believe that providers of aftermarket services have traditionally competed on the basis of price, quality and the ability to perform repairs and overhauls efficiently. Developing and maintaining a competitive advantage will require continued investments in technology and innovation, engineering, operations, customer service and sales and marketing. We may not have sufficient resources to make the necessary investments and we may not be able to compete effectively. Furthermore, our business, results of operations and financial condition may be materially adversely affected by changes in the competitive environment, including any intensification of competition, which could lead to a loss of business and a decline in our margins.

Loss of an OEM authorization or license could negatively impact our ability to service an engine platform and damage our competitive advantage in such platform’s market.

OEMs grant participants in the aftermarket services sector authorizations or licenses to perform repair and overhaul services on the engines they manufacture. We currently have OEM authorizations or licenses for all of the engine platforms that we service. Any loss, revocation, suspension or non-renewal of an OEM authorization or license could negatively impact our ability to service certain engine platforms and significantly impact our competitive advantage in the market for that platform. For example, any loss or non-renewal of an OEM authorization or license could impact our competitiveness within a market by changing the pace at which we go to market and restricting us from benefits like discounts on parts, technical information, OEM warranty support and use of the OEM name in marketing. In addition, many of our OEM contracts that provide us the authorization or licenses contain provisions requiring consent to certain change of control transactions that have historically required and may in the future require us to pay significant fees in order to obtain such consent. If such consent is not obtained, these provisions may result in such contracts being terminated if there is such a change in control, resulting in a potential loss of revenue. In addition, these provisions may act as a deterrent to any attempt by a third party to acquire us.

A portion of our revenue is generated from engine platforms that are mature and for which the installed base is flat or declining. If we are unable to offset the resulting declines in revenue as engines are retired, then our business, results of operations and financial condition would be adversely affected.

The long-term prospects of our business depend in part on the size of the installed base across the engine platforms we service. A portion of our revenue is generated from engine platforms that are mature and for which the installed base is flat or declining. In addition, certain airlines operate new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft, nor technicians trained and certified to perform the required aftermarket services on such aircraft.

If we are unable to offset any declining installed base with price increases, market share gains or services for new or additional platforms, or if such new or additional platforms are not used as widely or at as high a rate as the engines that we currently service, then our business, results of operations and financial condition would be adversely affected.

A significant portion of our revenue is derived from a small number of customers.

We have derived, and may continue to derive, a significant portion of our revenue from a small number of customers. When all subsidiaries and divisions of a single parent are regarded as a single customer, for the nine months ended September 30, 2024 and 2023, our top four OEM customers accounted for approximately 40% and 43% of our revenue, respectively. For the years ended December 31, 2023, 2022 and 2021, our top four OEM customers accounted for approximately 43%, 45% and 49% of our revenue, respectively. We cannot assure you that these customers will continue to contract with us on terms currently in effect or other terms which are favorable but not currently in effect, or whether they will elect to contract with our competitors or attempt to perform the services themselves. We are party to a number of long-term contracts with each of our top customers, with such contracts typically covering specific engine platforms or certain aspects of our relationship with the customer. Some of these customers have the right to terminate certain contracts without penalty with advance written notice. These contracts generally do not include any minimum purchase requirements for the customers and were made in the ordinary course of business. As a result, these customers could stop purchasing our services, reduce or defer the need for our services or request reduced pricing structures at any time. We may therefore need to adapt our pricing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, a macroeconomic downturn or any other cause of consolidation in the commercial, military and business aviation industries or among our other customers could significantly increase the market share and bargaining power of a limited number of customers and give them significant additional leverage to negotiate more favorable terms and place greater demands on us. The loss of any of these customers, if not offset by revenue from new or other existing customers, or any inability of any customer to pay amounts as and when due, could adversely affect our business, results of operations and financial condition. A significant portion of our revenue from commercial, military and business aviation customers is derived from services we provide on behalf of OEMs as a subcontractor and authorized provider for services the OEMs provide to their customers. As a result, we could be adversely affected by changes in demand by OEMs or OEMs’ customers or by a loss or non-renewal of an OEM authorization for any of our platforms.

Aircraft engine OEMs, including GE Aerospace, CFM International, Rolls-Royce, Honeywell, Pratt & Whitney and Safran in addition to providing authorizations to service the engines they manufacture, are also significant customers as a result of subcontracting aftermarket services to us for contracts they have with their end customers. Our business, results of operations and financial condition could be adversely affected if these OEMs modify pricing, modify work scope requirements or reduce the volume of engines subcontracted to us, either because of decreased demand by their end users or because of an increase in the volume of aftermarket services provided directly by the OEMs. In addition, our business could be adversely affected if these OEMs or their end customers provide their own aftermarket services or engage other aftermarket service providers to subcontract for their services. Further, our business, results of operations and financial condition would be adversely affected if our relationships with the customers for whom we provide services as a subcontractor are reduced or discontinued.

In addition, many of our customer contracts are complex and contain provisions that could cause us to incur penalties, be liable for liquidated or actual damages and incur unanticipated expenses with respect to the timely delivery, functionality, deployment, operation and durability of our products and services. Any such penalties, damages or expenses could adversely affect our business, results of operations and financial condition.

We do not have volume commitments with our customers and, therefore, do not have guaranteed future sales.

Although we have long-term contracts with many of our customers, the majority of our contracts with these customers do not have volume commitments and, therefore, do not have guaranteed levels of future sales. Many of those customers may terminate the contracts on short notice and, in most cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements, and this anticipated future volume of orders may not materialize.

The prices that we charge under our fixed-price contracts are predetermined and we bear the risk that our costs or lead time may exceed our estimates.

From time to time, we enter into multi-year, fixed-price contracts (including fixed-price arrangements based on engine utilization) with some of our customers, in which we have agreed to service engines for a price determined based on then-existing engine maintenance and usage data. In a fixed-price contract, we realize all the benefit or detriment resulting from any decreases or increases in the costs of servicing these products, with a greater risk to the costs in a high inflationary environment, which we are experiencing now.

Several factors may cause the costs that we incur in fulfilling these contracts to vary substantially from original estimates, including the actual condition of the customers’ engine fleet and our ability to inspect the condition of the customers’ aircraft prior to bidding. Many of our contracts do not permit us to recover the entirety of increases in raw material prices, taxes or labor costs. In addition, for our fixed-price arrangements based on engine utilization, the timing of payments from our customers may not coincide with the timing of costs incurred to perform the maintenance services under these agreements. In such cases, our cash flow and liquidity may be negatively impacted to the extent we incur significant costs in advance of the scheduled payments for such maintenance services.

Damage to our reputation or the reputation of other parties in the aerospace industry could hurt our business.

Damage to our reputation can cause significant harm to our business and prospects. Harm to our reputation can rise from numerous sources, including, among others, litigation or regulatory outcomes, compliance failures, quality escapes, cybersecurity breaches and unethical behavior. Negative publicity about us, whether or not true, may also result in harm to our prospects.

In addition, damage to the reputation of other parties in the aerospace industry, including OEMs and commercial airlines, could harm our business. If the reputation of the commercial airline industry is damaged, the need for our services in the commercial airline industry could be reduced, which would adversely affect our business, results of operations and financial condition.

Our operations depend on our facilities, which are subject to physical and other risks that could disrupt our business.

The facilities at which we provide services could be damaged or disrupted by external factors, including wars or other conflicts, terrorism, weather-related events (including due to climate change), acts of God, natural disasters or other similar events. These could result in potential damage to our physical assets as well as disruptions in production activities. Moreover, we are vulnerable to damage from other types of disasters, including power loss, grid failures, fire, explosions, floods, communications failures, technological disruptions and similar events. Disruptions could also occur due to health-related outbreaks and crises, cyber attacks, computer or equipment malfunction (accidental or intentional), operator error or process failures. Any of these events could result in prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in service and shipments of engines and the loss of sales and customers. Should insurance and other risk transfer mechanisms be inadequate to recover all costs and compensate us for any of these events, it could adversely affect our business, results of operations and financial condition.

Implementing new or expanded platforms, products and services and keeping pace with technological or process developments in our industries may require significant capital and operational risk.

The commercial, military and business aviation industries are constantly undergoing development and change, and it is likely that new products, platforms, equipment, digital tools and methods which are more advanced, will be introduced in the future. We may need to make significant expenditures to fund and implement new or expanded platforms, such as the new LEAP platform and expansion of the CFM56 platform, and purchase new equipment.

New or expanded platforms with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, subcontractor performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such platforms. We may face financial risks in connection with new or expanded platforms or technologies if we are not able to reduce the costs of these products over time, through experience and other measures, including the introduction of new designs, technologies, manufacturing methods and suppliers. In addition, any new or expanded platform may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new or expanded platforms to the customer’s satisfaction or expectations or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or other fluctuations in supplier costs leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully and equitably resolve claims and assertions, or if a new or expanded platform in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be adversely affected. This risk includes the potential for default, quality problems or failure to meet contractual requirements and could result in low margin or forward loss contracts, and the risk of having to write-off inventory or contract assets if they were deemed to be unrecoverable over the life of the platform. In addition, beginning new work on existing platforms carries risks associated with the transfer of technology, knowledge and tooling. Any of the foregoing risks or expenditures could adversely affect our business, results of operations and financial condition.

To perform on new or expanded platforms, we may be required to construct or acquire new facilities, requiring additional up-front investment costs. In the case of significant platform delays and/or platform cancellations, we could be required to bear certain unrecoverable construction and maintenance costs and incur potential impairment charges for the new facilities. We also may need to expend additional resources to determine an alternate revenue generating use for the facilities. Likewise, significant delays in the construction or acquisition of a plant site could impact production schedules.

In addition, we may need to make significant expenditures to keep pace with new technological or process developments in our industries. Technological development and expenditures pose a number of challenges and risks, including the following:

•	we may not be able to successfully protect the proprietary interests we have in our aftermarket services and component and accessory repair processes;

•

as OEMs continue to develop and improve jet engines and aircraft components, we may not be able to repair parts that perform as well as those offered by OEMs or we may not be able to profitably sell our aftermarket services at lower prices than the OEMs;

•

we may need to expend significant capital to (i) purchase new equipment and machines, (ii) train employees in new methods of servicing engines, components or parts and (iii) fund the research and development of new platforms; and

•	development by our competitors of patents or methodologies that preclude us from providing aftermarket services could adversely affect our business, financial condition and results of operations.

In addition, we may not be able to successfully develop new products, equipment or methods of repair and overhaul service, and the failure to do so could adversely affect our business, financial condition and results of operations.

Acquisitions, joint ventures, business combinations and inorganic investments may prove risky for us.

In the past we have pursued, and in the future we expect to continue to pursue, acquisitions, joint ventures, business combinations or inorganic investments involving us or any of our subsidiaries that we believe may present opportunities to enhance our market position, extend our technological capabilities, realize significant synergies, operating expense reductions or overhead cost savings or otherwise benefit our stockholders. This strategy will depend in part on whether any suitable acquisition candidates or other business combination opportunities are available at acceptable valuations and upon advantageous or acceptable terms and conditions, and our ability to finance the purchase consideration of any acquisitions. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms or may be unable to receive necessary regulatory approvals or support. In addition, we may not be able to raise the capital necessary to fund future acquisitions. Because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.

Any such acquisition, joint venture, business combination or inorganic investment that we pursue or complete could present a variety of risks, including:

•

the incurrence of any debt or contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs;

•

our failure to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator despite any investigation we make before the acquisition, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities;

•

unanticipated costs, expenses or other liabilities, including as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) or similar anti-bribery laws in non-U.S. jurisdictions, as well as post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities;

•	our inability to integrate the operations, technology and internal controls and retain and assimilate personnel of the acquired company;

•	our failure to realize the degree or timing of benefits we anticipate when we first enter into a transaction;

•	the diversion of management’s attention from our core operations as they attend to any transactional or business integration issues that may arise;

•	our inability to exit or wind down any unfavorable joint ventures on acceptable terms or without additional concessions to our joint venture partners;

•	our loss of key personnel of the acquired company; and

•	our becoming subject to material liabilities as a result of failure to negotiate adequate indemnification rights.

Any of the foregoing could adversely affect our business, results of operations and financial condition. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

Risks Related to Financial and Accounting Matters

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to accurately and effectively report our financial condition and results of operations in a timely manner or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us, subject us to litigation or significant financial or other penalties, and, as a result, affect the value of our common stock and our financial condition.

In connection with the preparation of our financial statements for our IPO, we identified material weaknesses related to three main areas: (i) our control environment; (ii) our control activities; and (iii) our information technology (“IT”) general controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis. We did not formally design or maintain an effective control environment commensurate with the financial reporting requirements of a public company and we did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. This contributed to the following material weaknesses:

•

Control environment: We did not have sufficient resources with an appropriate level of knowledge and experience in establishing controls or maintaining adequate written policies and procedures for accounting and financial reporting under SEC rules.

•

Control activities: We did not formalize the design of certain controls related to the period-end reporting process and significant account balances. This includes ensuring that there is adequate documented evidence of a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting.

•

IT general controls: We lacked or did not consistently operate certain controls designed to maintain the integrity of user access, program change management and segregation of duties that would ensure proper implementation, operation and oversight of certain IT applications and data.

Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. To address our material weaknesses, we are now in the process of planning to implement measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. These measures include (i) hiring additional accounting and IT personnel to ensure the effectiveness of our processes and controls; (ii) formalizing the design and implementation of our financial control environment, including the establishment of formal accounting policies and procedures and financial reporting controls; and (iii) improving the design and testing of IT controls for IT systems that are relevant to the preparation of our financial statements.

While we believe these actions will contribute to the remediation of the material weaknesses we have identified, we have not completed the corrective processes, procedures and related evaluation or remediation that we believe are necessary. We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or to avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, or we identify new material weaknesses in the future, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

If, when required in the future, we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our reported financial results may be adversely affected by changes in GAAP.

GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complex and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations and changes in SEC or other agency policies, rules, regulations and interpretations of accounting regulations. These complexities and other revisions to accounting standards could lead to a delay in the preparation and dissemination of our financial statements. Changes to our business model and accounting methods, principles or interpretations could result in significant changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods and may result in materially different financial results and may also require that we change how we process, analyze and report financial information and our financial reporting controls. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period publicly released financial statements.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses. Significant estimates and judgments involve: determining the appropriate revenue recognition over time for our contracts, assessments of the fair value of assets acquired and liabilities assumed in business combinations, goodwill and other long-lived asset impairment assessments, provisions required for estimated inventory obsolescence or unmarketable inventory and valuation allowances required against deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.

We are subject to income taxes in the United States and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future results of operations could be adversely affected by changes in our effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the United States and the other jurisdictions in which we operate, such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. As of December 31, 2023, among the material jurisdictions in which we operate, only the United Kingdom and France have enacted legislation adopting the Pillar Two Rules, effective in 2024.

In addition, the amount of income taxes paid by us is subject to potential future audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If an audit results in an assessment, future financial results may include unfavorable adjustments to our tax liabilities, which could adversely affect our business, results of operations and financial condition.

We are dependent upon continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. We intend to continue to make investments to execute our business strategy and may require additional funds for such development. In addition, our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to execute our business strategy through the issuance of new equity securities, debt or a combination of both. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, interest rates, bank failures, the state of the aviation industry, our level of indebtedness, our financial performance and credit ratings. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, debt and equity capital may not continue to be available to us on favorable terms, or at all, particularly due to our substantial indebtedness. See “Part II. Item 1A. Risk Factors —Risks Related to Our Indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.” Our inability to obtain financing on favorable terms, fund our capital requirements or invest in future growth opportunities could adversely affect our business, results of operations and financial condition.

Risks Related to Information Technology, Intellectual Property and Cybersecurity

If we or our third-party partners fail to protect Confidential Information and/or experience data security incidents, there may be damage to our brand and reputation, material financial penalties and legal liability, which would materially adversely affect our business, results of operations and financial condition.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing and SaaS services. We and certain of our vendors and other third-party partners collect, maintain and process data about our customers, employees, vendors, business partners and others, as well as proprietary information belonging to our business, our customers, business partners and others, such as trade secrets (collectively, “Confidential Information”).

Like other companies, we regularly experience cyber-based attacks. Cybersecurity threats are continuously evolving and include, but are not limited to, both attacks on our IT Systems and attacks on the IT systems of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, regulated data, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. Numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, particularly those adverse to the security interests of the United States and its allies, which target us and other defense contractors, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. Due to the evolving threat landscape, we and our third-party suppliers and vendors may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business.

While we have taken steps towards implementing a cybersecurity risk management program and processes, there can also be no assurance that such program and processes we implement, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. In some cases, we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats and attacks. Because we make extensive use of third-party suppliers and vendors, such as cloud services and SaaS platforms that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. Any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. In addition, as a result of the rapid pace of technological change, we and our customers, suppliers, subcontractors and other third parties with whom we conduct business continue to rely on legacy systems and software, which can be more vulnerable to cyber threats and attacks. Moreover, in light of our acquisition and business combinations strategy, we have acquired and continue to acquire companies with cybersecurity vulnerabilities, unsophisticated security measures and/or legacy technology equipment and software, which exposes us to significant cybersecurity, operational and financial risks. Further, remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. As a result, given the unpredictability, nature and scope of cyberattacks, it is possible that we are unable to defend against all cyberattacks, that potential vulnerabilities could go undetected and persist in the environment for an extended period, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks.

Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. As a result, we and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect to continue to experience more frequent and increasingly advanced cyberattacks in varying degrees. We cannot guarantee that these will not have a material impact on our operations or financial results. Additionally, in some cases, we must rely on the safeguards put in place by our customers, suppliers, vendors and other third parties to protect against and report cyberattacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of our IT Systems or Confidential Information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could adversely affect our business, results of operations and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

In addition, we are subject to domestic and international cybersecurity-related laws and regulations, alongside government, customer and other cyber and security requirements. The scope and breadth of these requirements have expanded our compliance obligations, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment and compliance requirements, including the application and interpretation of such requirements, to continue to evolve, and staying apace with these regulatory changes could require us, our suppliers and our business partners to modify existing practices, increase operational and compliance expenditures, and incur new or additional information technology and product development expenses. Given that compliance with such requirements and regulatory changes can take time, it is possible that our practices may not at all times comply fully or partially with all applicable requirements. For example, certain of the Company’s contracts are subject to the Cyber security and IT controls requirements of Defense Federal Acquisition Regulation Supplement (“DFARS”) for the protection of “covered defense information” (as that term is defined in DFARS 252.204-7012). Additionally, as a contractor to the DoD, we must comply with the controls outlined in the National Institute of Standards and Technology Special Publication 800-171, its assessment reporting requirements and/or the DoD’s specific agency cybersecurity requirements.

Furthermore, based on the timeline developed by the ongoing U.S. government federal rulemaking, we anticipate we will become subject to enhanced requirements, including potential Cybersecurity Maturity Model Certification (“CMMC”) assessments and/or certifications in late 2024 or 2025. Depending on the U.S. DoD agency and type of contract, we might be required to receive specific third-party cybersecurity certifications to be eligible for contract awards. Any failure to comply with these requirements could restrict our ability to bid for, be awarded and/or perform on DoD contracts. The DoD expects that all new contracts will be required to comply with the CMMC by 2026, and initial requests for information and for proposal have already begun. To the extent we, or our subcontractors or other third parties on whom we rely, are unable to achieve certification in advance of contract awards that specify the requirement, we may be unable to bid on contract awards or follow-on awards for existing work with the DoD, which could materially and adversely affect our results of operations, financial condition, business and prospects. We will also be required to go through a recertification process periodically, which may increase our costs of compliance relating to such certification and may cause operational delays. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance. Further, as a United Kingdom government contractor, we are required to demonstrate our Cyber Essentials Certification on an annual basis. Due to our current contracts with the Australian Government, we must also comply with the eight cybersecurity controls outlined by the Australian Cyber Security Center (ACSC) Essential Eight framework. Actual or perceived non-compliance with such requirements could result in reputational, litigation and financial risks, losses and liabilities under our current contracts and adversely impact the prospects for certain new ones.

Compliance with ever evolving federal, state and foreign laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity and/or an erosion of trust, which could adversely affect our business, results of operations and financial condition.

We receive, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees and vendors. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process data on our behalf and have access to our information systems.

We and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving and developing. For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In addition, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (“CCPA”) requires covered businesses that process personal information of California residents (including residents acting in an employment and business-to-business capacity) to, among other things: provide certain disclosures to California residents regarding the business’s collection, use and disclosure of personal information; receive and respond to requests from California residents to access, delete and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.

The enactment of the CCPA has prompted a wave of similar laws in other states in the United States, and there also remains interest in greater regulation regarding the processing of personal information at the federal level as well, which creates a patchwork of overlapping but different state laws. As we have expanded, and may continue to expand, our international presence, we are and may become subject to additional laws relating to the processing of information in countries in which we operate and have customers, including Australia, Brazil, Canada, the European Union, Singapore, South Africa and the United Kingdom. Personal information is increasingly subject to regulation in these and other jurisdictions in which we operate, and the requirements can be more restrictive and rigorous than those in the United States.

In particular, we are subject to data protection laws in Europe including the General Data Protection Regulation 2016/679 and the United Kingdom General Data Protection Regulation and Data Protection Act of 2018 (collectively, the “GDPR”), which impose stringent data protection obligations for processors and controllers of personal data with the risk of enforcement action, civil claims (including class actions), significant penalties or requirements for us to cease or change how we process personal data and conduct our business.

Amongst other things, the GDPR regulates cross-border transfers of personal information out of the European Economic Area and the United Kingdom. European case law and guidance have imposed additional onerous requirements in relation to data transfers, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect international transfers from the European Union and the United Kingdom to continue to be subject to enhanced scrutiny by regulators. As regulatory guidance and the enforcement landscape develops, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations.

Applicable requirements regarding data privacy and the processing of information in the United States, Europe and other jurisdictions, and the application and interpretation of such requirements, are continuously evolving and subject to potentially differing interpretations, which increases the complexity of compliance and has required, and may require in the future, us to modify our practices, implement a variety of compliance measures, and incur compliance-related costs and expenses. It is also possible that we could become subject to a regulatory inquiry or investigation, and be required to take additional compliance steps or incur costs in remediating any identified issues. We are currently in the process of developing and updating our policies, procedures and data transfer mechanisms in accordance with requirements under applicable data privacy and protection laws and regulations. Additionally, as these requirements may be inconsistent from one jurisdiction to another or conflict with other rules or our practices, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

Moreover, it is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations. In addition, any failure, or perceived failure, by us to comply with any U.S. federal, state or foreign privacy, processing of personal information, consumer protection or e-marketing related laws, regulations, standards or other requirements to which we may be subject or other legal obligations relating to these matters, any regulatory inquiry, or any significant data breach, could adversely affect our reputation, brand and business, result in claims, investigations, proceedings or actions against us by individuals, consumer rights groups, private and public customers, governmental regulatory entities or others or other penalties or liabilities, or require us to change our operations and/or cease using certain data sets. We could incur significant costs in responding to any inquiries or investigating and defending such claims, investigations, proceedings or actions and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be adversely affected.

A disruption of our IT Systems and capabilities could lead to business disruption and could harm our reputation and result in financial penalty and legal liabilities, which would reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

Our business operations are reliant on our IT Systems and any interruption may impair our ability to provide our services to our customers. In addition to potential disruptions to our IT Systems from cyber-attacks and cybersecurity incidents, we also face potential disruptions resulting from equipment failures, shutdowns, power outages, human errors and other events, including disruptions experienced by service providers and other third parties. We may also experience disruptions during the implementation, upgrade or subsequent operation of our IT Systems, including supporting the legacy systems of acquired companies. Moreover, as we transition to new systems, our ability to timely mitigate, manage and patch vulnerabilities related to legacy systems and related legacy third-party technologies could impact security as well as our day-to-day operations. As a result, upgrades to our IT Systems may be expensive undertakings, may not be successful and/or could be abandoned. Additionally, if such upgraded IT Systems fail to operate or are unable to support our growth, our business operations could be severely disrupted, and we could be required to make significant additional expenditures to remedy any such failure.

We could also encounter threats to our physical security, including our facilities and personnel, and threats from workplace violence, civil unrest, terrorism, or similar acts, any of which could disrupt our IT Systems and business. Our business, and the business of our suppliers, subcontractors, service providers and customers, could be disrupted by public health crises, such as pandemics and epidemics, and governmental, business and individual actions taken in response, damaging weather or other acts of nature, or other events outside our control. The impact of any such disruptions is difficult to predict, but could lead to operational delays and detrimental impacts on our operations, diversion of management’s attention and resources or loss of business.

Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.

If we are unable to maintain, protect or enforce our rights in our proprietary technology, brands or other intellectual property, our competitive advantage, business, financial condition and results of operations could be harmed.

Our success is dependent, in part, upon protecting our intellectual property rights, including those in our brands and our proprietary know-how and technology. We rely on a combination of trademark, patent, trade secret, copyright and other intellectual property laws as well as contractual arrangements to establish and protect our intellectual property rights. While it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether the measures that we have taken will be adequate to prevent infringement, misappropriation, dilution or other violations of our intellectual property rights, or that we will be able to successfully enforce our rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could result in an adverse effect on our business, financial condition and results of operations.

We rely on our trademarks and trade names to distinguish our services from the services of our competitors, and have registered or applied to register our key trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

While software and other of our proprietary works may be protected under copyright law, we have not registered any copyrights in these works, and instead, we primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must first be registered. In addition, certain of our proprietary technologies were developed under contracts with the U.S. government under which the U.S. government retains certain license rights to such technologies. Accordingly, although we may be able to pursue federal and state remedies for trade secret misappropriation, the remedies and damages available to us under U.S. copyright laws for unauthorized use of our software may be limited.

Although we attempt to protect certain of our proprietary technologies by entering into confidentiality agreements with our employees, consultants and others who have access to such technologies and information, these agreements may be breached, and we cannot guarantee that we will have sufficient remedies in the event of the agreements are breached. Furthermore, trade secret laws do no not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. Accordingly, despite our efforts to maintain these technologies as trade secrets, we cannot guarantee that others will not independently develop technologies with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Policing unauthorized use of our know-how, technology and intellectual property is difficult, costly, time-consuming and may not be effective. Third parties may knowingly or unknowingly infringe our proprietary rights. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Any litigation could be expensive to resolve, be time consuming and divert management’s attention, and may not ultimately be resolved in our favor. Furthermore, if we bring a claim to enforce our intellectual property rights against an alleged infringer, the alleged infringer may bring counterclaims challenging the validity, enforceability or scope of our intellectual property rights, and if any such counterclaims are successful, we could lose valuable intellectual property rights. Any of these events could seriously harm our business.

We rely on OEM authorizations and licenses in order to provide certain of our repair and overhaul services for engine platforms. Our breach of any of these licenses may result in their termination or expose us to financial liability or legal claims and could require us to cease using the OEM technology or technical information. Our loss of such licenses or inability to license such rights in future may result in a loss of competitive advantage, decrease in our revenue or increase in our operating expenses or otherwise adversely affect our business, financial condition and results of operations.

If third parties claim that we infringe upon their intellectual property rights, our operations could be adversely affected.

We may become subject to claims that we infringe, misappropriate or otherwise violate the intellectual property rights of others. Even if we believe these claims are without merit, any claim of infringement, misappropriation or other violation could cause us to incur substantial costs defending against the claim and could distract management and other personnel from other business. Any successful claim of infringement against us could require us to pay substantial monetary damages, require us to seek licenses of intellectual property from third parties or prevent us from using certain trademarks and require us to rebrand our services. Any licensing or royalty agreements, if required, may not be available on commercially reasonable terms or at all. Any of the foregoing could have a negative impact on our business, financial condition and results of operations.

Risks Related to Government Regulation and Litigation

We will not be able to operate our business if we fail to comply with or obtain and maintain the necessary regulatory approvals.

We operate in a highly regulated industry, subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies that require ongoing compliance efforts. We need a number of regulatory approvals to perform the services that we provide. In addition, most of our authorizations with OEMs terminate at the option of the OEM if we fail to obtain or maintain necessary regulatory approvals or fail to comply with applicable regulations.

Failure to obtain, maintain or comply with regulatory approvals, or the costs associated with obtaining, maintaining or complying with any such regulatory approvals, could adversely affect our business, results of operations and financial condition. Regulatory authorities monitoring our performance and products include the FAA in the United States, the European Union Aviation Safety Agency, the U.K. Civil Aviation Authority, Transport Canada and others. Certain of these regulatory authorities require, among other things, that we:

•	periodically undergo extensive inspections and audits of our facilities and practices;

•	obtain and maintain certifications from regulatory authorities to provide service for commercially operated aircraft engines; and

•	obtain and maintain recognized quality approvals, such as AS9110 (the standard for repair stations).

The DoD, the Canadian military and most other military organizations to which we provide services similarly require us to comply with all applicable government regulations when servicing their equipment and may conduct reviews similar to those conducted by civil regulatory authorities. We are also subject to U.S. Department of Commerce, U.S. Department of Treasury and U.S. Department of State regulations and other governmental trade regulations including regulations that govern citizenship and nationality that can increase costs and add to the complexity of doing business with aerospace and defense products.

We must comply with various laws and regulations relating to the export of products, services and technology and the economic and trade sanctions and other laws and regulations imposed, administered and enforced by the United States and other countries having jurisdiction over our operations. In the United States, these laws include, among others, the U.S. Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce, the U.S. Department of Labor, the Bureau of Industry and Security, the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State, the Directorate of Defense Trade Controls (“DDTC”) and the economic and financial sanctions and trade embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) or the U.S. Department of State. Certain of our products have military or strategic applications and are on the munitions list of the ITAR, or represent so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. In addition, we must maintain a registration with DDTC under the ITAR. Sanctions laws and regulations, including those administered by OFAC, generally prohibit (unless authorized by relevant authorities) transactions or other business with certain countries or territories and individuals and entities that are targeted by sanctions, including those areas subject to U.S. trade embargoes (currently Cuba, Iran, Syria, North Korea, the Crimea region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic) and individuals and entities listed on OFAC’s Specially Designated Nationals and Blocked Persons List, as well as similar lists maintained by relevant regulators. Any failures to comply with these export controls and sanctions laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties, including the loss of export privileges. Any changes in export controls or sanctions or laws or regulations may further restrict the export of our products or the services that we may provide. Any restrictions on the export of our products or product lines, or on the services that we provide, could adversely affect our business, results of operations and financial condition.

In addition, we may become subject to new governmental regulations if we expand our business into new countries or sell new products or services. The imposition of new, different or more stringent regulations could also materially adversely affect us because we might be unable to comply with them or compliance may require significant additional expenditures. Our inability or other failure to comply with the applicable laws of the countries in which we do business could result in fines and penalties being imposed by foreign governments or the U.S. government. Additionally, non-compliance with laws could result in OEM contract terminations or non-renewals or the loss of contracts or suspension or debarment from contracting with the U.S. government, any or all of which could adversely affect our business, results of operations and financial condition.

Our operations outside of North America are exposed to various risks, which could adversely affect our business, results of operations and financial condition.

Our business is subject to certain risks associated with doing business internationally. Most of our operations are in North America, but we also have operations in other markets and may, in the future, expand organically or through acquisition into additional markets. We have a presence in many different countries, with facilities in 11 countries. Revenue from our customers outside of the United States and Canada represented approximately 29% and 29% of our total revenue for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

International operations are subject to many additional risks, including:

•	the burden of complying with multiple and possibly conflicting laws and any unexpected changes in regulatory requirements;

•	exchange controls, import and export restrictions and tariffs and other trade protection measures;

•	political risks, including risks of loss due to civil disturbances, acts of terrorism, acts of war, guerilla activities and insurrection;

•	unstable economic, financial and market conditions and increased expenses as a result of inflation, or higher interest rates; and

•

potentially adverse tax consequences from changes in tax laws, requirements relating to withholding taxes on remittances and other payments by subsidiaries and restrictions on our ability to repatriate dividends from our subsidiaries.

Furthermore, we have global operations and are subject to laws and regulations, such as the FCPA, the U.K. Bribery Act and similar worldwide anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from directly or indirectly making improper corrupt payments to government officials (and, under some laws, to private counterparties) for the purpose of obtaining or retaining business or an unfair business advantage. As an issuer, we are also subject to the FCPA’s books and records and internal controls provisions. Although we have implemented what we believe to be reasonable policies and procedures to promote compliance with applicable anti-bribery laws, we cannot guarantee that our employees and agents will comply with these policies or laws. Investigations of non-compliance can be disruptive and costly, and failure to comply with these laws could subject us to civil and criminal penalties that could adversely affect our business, results of operations and financial conditions.

We are monitoring the ongoing conflicts between Israel and Hamas and between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the United States, the United Kingdom, the European Union and others. Although the conflicts have not, nor are expected to, have a direct material adverse impact on our business, the implications of the Israel and Hamas and Russia and Ukraine conflicts in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, the availability of certain raw materials for engine components, parts and accessories, embargoes on flights from certain airlines, sanctions on certain individuals and companies, and the stability of certain customers could impact the global economy and aviation sector.

Any one of these factors could materially adversely affect our sales of products or services to international customers, which could materially adversely affect our business, results of operations and financial condition.

We are subject to environmental, health and safety laws and regulations, violations of which could result in substantial costs, liabilities and impacts to our business and operations.

Our operations are subject to federal, state and local laws and regulations relating to the environment and health and safety in the United States and in the foreign jurisdictions in which we operate, including those relating to the generation, storage, treatment, disposal handling, use and transportation of hazardous materials, emissions and discharges to air, soil and water, remediation of contaminated soil and ground water, occupational health and safety and other environmental matters. Environmental laws and regulations may require that we investigate and remediate the release or disposal of materials at sites associated with past and present operations or sites to which we have transported wastes. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. While we do not anticipate that compliance with current environmental, health and safety laws and regulations, or any payments we may be required to make for cleanup liabilities, will adversely affect our business, results of operations and financial condition, these laws and regulations are becoming increasingly stringent, which may make compliance with such requirements more difficult or costly in the future or otherwise adversely affect our operations.

Certain environmental laws and regulations also impose strict joint and several liability for contamination or releases of hazardous substances or petroleum on former and current owners and operators of real property and in connection with third-party sites where parties have disposed wastes. These environmental laws can impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the contamination or release. The liability under these laws has been interpreted to be strict, joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. Historical contamination is known or suspected to exist at certain of our facilities. Certain of our facilities contain or have contained asbestos and lead based paint. Under some circumstances, we could be held responsible for cleaning up contamination at or emanating from our facilities, including facilities that we have sold or transferred to other companies, or at or emanating from waste disposal sites we use or have used in the past. We could also be held liable for any damages resulting from our workforce’s occupational exposure to such contamination, including harmful agents associated with the engines and other equipment we service, and we may be required to manage, remove, remediate or abate hazardous conditions at our facilities, such as asbestos and lead based paint. It is possible that such environmental liabilities and other costs could materially adversely affect our business, results of operations and financial condition.

Such laws and regulations require us to obtain, maintain and renew environmental permits, licenses and approvals from governmental authorities. The regulatory environment relating to such permits, authorizations and approvals is uncertain and there can be no assurance that all permits, authorizations and/or approvals can or will be obtained. These authorities can modify or revoke such permits and can enforce compliance with environmental laws, regulations and permits by issuing orders and assessing fines. We incur capital and operating costs to comply with such laws, regulations and permits. We cannot assure you that regulators will not successfully challenge our compliance or require us to expend significant amounts to comply with applicable environmental laws or otherwise adversely affect our business, results of operations and financial condition.

Many U.S. laws governing environmental matters include criminal provisions. If we were convicted of a violation of the federal Clean Air Act or Clean Water Act, the facility or facilities involved in the violation would be ineligible to be used in performing any U.S. government contract we are awarded, until the Environmental Protection Agency thereafter certifies that the condition giving rise to the violation has been corrected.

Additionally, we expect to be impacted by laws or regulations imposed in response to concerns over climate change, including laws or regulations imposing disclosure requirements. For example, the SEC adopted rules that will require companies to provide certain climate-related disclosures, although the SEC has issued an order to stay the rules pending the outcome of litigation challenging the rules. While we are still assessing the scope and impact of this rule given how recently it was adopted, we anticipate that these rules, to the extent they ultimately go into effect, as well as other climate-related regulation and legislation, may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls, processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Changing expectations and requirements concerning climate change, including with respect to greenhouse gas emissions, could subject us to additional costs and restrictions, including compliance costs and increased energy and raw materials costs.

The strategic priorities and financial performance of our business are subject to market and other dynamics related to efforts to reduce greenhouse gas emissions, which can pose risks in addition to opportunities.

Given the nature of our business and the industries we serve, we must anticipate and respond to market, technological, regulatory and other changes driven by broader trends related to greenhouse gas emission reduction efforts in response to climate change and energy security concerns. These changes present risks for our business, which provides services to customers in the aviation sector that have historically been carbon intensive, and we expect will remain important to efforts globally to lower greenhouse gas emissions. In the aerospace industry, greenhouse gas emission reduction over time may require a combination of continued technological innovation in the fuel efficiency of engines, expanded use of sustainable aviation fuels and the further development of hybrid-electric and electric flight and hydrogen-based aviation technologies. The risk of insufficient availability of low carbon fuels (such as sustainable aviation fuels or hydrogen) may compromise the pace and degree of emission reduction within the aviation sector. Our success in advancing greenhouse gas emission reduction objectives across our business will depend in part on the actions of governments, regulators and other market participants to invest in infrastructure, create appropriate market incentives and to otherwise support the development of new technologies. The process of developing new high-technology products and enhancing existing products to mitigate climate change is often complex, costly and uncertain, and we may pursue strategies or make investments that do not prove to be commercially successful in the time frames expected or at all.

A failure by us or other industry participants to invest successfully in these technological developments, or to adequately position our businesses to benefit from the growth in adoption of new technologies, could adversely affect our competitive position, business, ability to attract and retain talent, results of operations, cash flows and financial condition. In addition, we face increasing expectations from many customers, suppliers, governments, regulators, investors, banks and project financiers regarding the roles that the private sector and individual companies play in decarbonization, which can result in additional costs and pose reputational or other risks for companies like ours that serve carbon-intensive industries based on the progress that we make over time in reducing emissions from our operations, products or services and achieving our publicly announced ambitions. We anticipate that we will continue to need to make investments in new technologies and capabilities and devote additional management and other resources in response to the foregoing expectations, and we may not realize the anticipated benefits of those investments and actions. Trends related to the global energy transition and decarbonization will affect the relative competitiveness of different types of service offerings within and across our business. Important factors that could impact our business include the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption and pace of implementation of climate change-related policies (such as carbon taxes, cap and trade regimes, increased efficiency standards, greenhouse gas emission reduction targets or commitments, incentives or mandates for particular types of energy or policies that impact the availability of financing for certain types of projects) at the national and sub-national levels or by customers, investors or other private actors.

Environmental, social and governance (“ESG”) matters may adversely impact our business and reputation.

Investors, employees, customers, governmental and regulatory bodies and other stakeholders are increasingly judging companies’ performance on a variety of ESG matters, among other topics, which are increasingly considered to contribute to the long-term sustainability of companies’ performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions with some relying on proprietary or third party ESG ratings to measure the performance of companies on ESG parameters. Topics taken into account in such assessments include, among others, climate change, environmental impacts, diversity, equity and inclusion, human and labor rights, responsible sourcing, the role of the board of directors in supervising various ESG issues and broader governance issues.

In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters. For example, the SEC adopted rules that will require companies to provide certain climate-related disclosures; although the SEC has issued an order to stay the rules pending the outcome of litigation challenging the rules. We may also be subject to, or indirectly impacted by, the requirements of the European Union Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other European Union directives or European Union and European Union member state regulations, various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets and emissions reduction claims) from the State of California and the International Sustainability Standards Board sustainability and climate disclosure standards, among other regulations or requirements. We may be impacted by carbon taxes implemented in the future across our operating jurisdictions, as well as our suppliers, which might increase operational costs and procurements costs, negatively impacting our business. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products, and, in turn, may adversely affect our business, results of operations and financial condition. Moreover, these requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Additionally, many of our suppliers, customers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.

In light of regulators’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role or our own ESG goals and values. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance. As we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have made disclosures in these areas. Such disclosures may reflect aspirational goals, targets and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our access to capital or expose us to reputational or litigation risks or otherwise adversely affect our business, results of operations and financial condition.

If we fail to comply with government procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of government contracts. In the United States, these laws and regulations include the Federal Acquisition Regulation, Defense Federal Acquisition Regulation Supplement, the Truthful Cost or Pricing Data Act (formerly known as the Truth in Negotiations Act (“TINA”)), Cost Accounting Standards, laws, regulations and orders restricting the use and dissemination of classified information and safeguarding of contractor information systems, and U.S. export control laws, regulations and orders relating to the export of certain products and technical information.

For example, under some of our U.S. government contracts, we are subject to TINA and under this act, the U.S. government may, in certain circumstances, obtain certified (or uncertified) cost or pricing data from contractors as a means of verifying that prices are reasonable. Moreover, some of our contracts are subject to the National Industrial Security Program Operating Manual which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. government contracts.

In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors, including us, to review performance under contracts, cost structure and compliance with applicable laws, regulations and standards, as well as the adequacy of and compliance with internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Moreover, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals and certain other costs, are not allowed for direct or indirect reimbursement under cost-reimbursement contracts (or for pricing purposes under TINA). Any costs found to be unallowable, unreasonable, misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. In addition, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business.

U.S. government rules allow contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. If a contracting officer were to impose such a withholding on us or even on a prime contractor where we are the subcontractor, it would increase the risk that we would not be paid in full or paid timely. If future audit adjustments exceed our estimates, our profitability could be adversely affected.

If a government audit, inquiry or investigation uncovers improper or illegal activities, we could be subject to criminal or civil penalties or administrative sanctions, including contract termination, breach of contract actions including related damages, fines, forfeiture of fees, suspension of payment, civil false claims allegations (which can include civil penalties and treble damages) and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, results of operations and financial condition.

We may be subject to periodic litigation and regulatory proceedings, which may adversely affect our business and financial performance.

From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of consumer product statutes or the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our business, results of operations and financial condition. See “Part II, Item 1. Legal Proceedings,” in this Quarterly Report on Form 10-Q.

We may face large liability claims, which could adversely affect our business, results of operations and financial condition.

Our operations expose us to potential liabilities for personal injury, death or property damage as a result of a failure or malfunction of an engine or aircraft for which we have provided services, or should have provided services. In addition, many factors beyond our control could lead to liability claims, including:

•	the failure of an aircraft on which an engine for which we provided services has been installed;

•	the failure of a component supplied by a vendor or the OEM that we installed in an engine or aircraft;

•	the reliability and skills of the operators of our customers’ aircraft; and

•	the type and amount of maintenance on aircraft and component systems performed by our customers.

In addition, a malfunction or crash of an aircraft for which we have provided services, or should have provided services, could damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting an aftermarket service provider. If a malfunction or crash were to be caused by an engine, component or part that we serviced, or if we were to otherwise fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.

We have obtained insurance coverage with respect to these types of liabilities. However, any liability not covered by insurance or for which third-party indemnification is not available could require us to dedicate a substantial portion of our cash flows to make payments on these liabilities. Some of our service contracts do not limit our liability or provide for indemnification by our clients against losses arising from parts or work provided to us by the clients. We may incur significant expenses in the course of defending against such claims. Adequate insurance may not be available in the future or may be available only on unacceptable terms. We are also subject to warranty claims for which our reserves may prove to be inadequate.

Risks Related to Management and Employees

We are dependent on our senior management team and highly trained and qualified employees, and any work stoppage, difficulty hiring similar employees, retention issues or ineffective succession planning may materially adversely affect our business, results of operations and financial condition.

Our services are complicated, highly engineered and involve sophisticated technologies with related complex manufacturing and integration processes. Our continued success depends on the services of our senior management team and on our ability to attract and retain highly trained and qualified managerial and technical personnel experienced in the various operations of our businesses. Historically, there has been substantial competition for skilled personnel in the aerospace aftermarket services industry, and we could be adversely affected by a shortage of skilled employees. Competition for qualified technical personnel is intense, and we have, at times, found it difficult to attract and retain skilled personnel for our operations. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there are currently significant inflationary and other pressures on wages. Loss of the services of these employees could materially adversely affect our operations.

Although we believe that our relations with our employees are satisfactory, we cannot assure that we will be able to negotiate a satisfactory renewal of collective bargaining agreements or that our employee relations will remain stable. Any work stoppage or disruption could materially and adversely affect our ability to provide services to our customers.

In addition, our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation and benefits programs. Competition for qualified skilled management can be intense. If we are unable to effectively provide for the succession of senior management and other key personnel, our business, results of operations, cash flows and financial condition may be adversely affected. Failure to attract or retain highly qualified personnel could adversely affect our business, results of operations and financial condition.

To the extent that we lose experienced personnel, it is essential that we successfully manage the transfer of critical knowledge from those personnel, especially those who hold a significant amount of institutional knowledge about our IT Systems and operation of our business. In light of our acquisition and business combinations strategy, we have acquired and continue to acquire companies with cybersecurity vulnerabilities, unsophisticated security measures and/or legacy technology equipment and software, in which only certain key personnel possess the legacy knowledge required for maintaining such systems. As a result, the loss of personnel who maintain such knowledge could seriously harm our ability to successfully implement, manage and upgrade our IT Systems in the future, which would have an adverse effect on our business.

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a significant component of the cost of operating our business. Our ability to meet labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, inflation, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, while increasing our wages could cause our earnings to decrease. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, increases in the federal- or state-mandated minimum wage, inflation, change in exempt and non-exempt status, or other employee benefit costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, results of operations and financial condition could be adversely affected.

We have underfunded pension plan liabilities. We will require current and future operating cash flow to fund these shortfalls. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.

We maintain defined benefit pension plans covering employees who meet age and service requirements. Assets available to fund the pension obligations of our two U.K. defined benefit plans as of December 31, 2023 were $71.6 million, or $4.1 million less than the measured pension benefit obligation on a GAAP basis. In the event we need to make additional cash contributions to these plans, this will divert resources from our operations and may adversely affect our business, results of operations and financial condition.

The requirements of being a public company may strain our resources, increase our costs, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform have imposed various requirements on public companies. The requirements of these rules and regulations have increased our legal, accounting and financial compliance costs, some of which we did not previously incur, and have made some activities more difficult, time-consuming and costly, and may place significant strain on our management, personnel, systems and resources. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur additional costs to maintain the same or similar coverage. Furthermore, several members of our management team have limited, if any, prior experience running a public company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations, such as this Quarterly Report on Form 10-Q. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business, results of operations and financial condition. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a new public company that is subject to these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers.

As a result of the disclosure obligations required of a public company, our business and financial condition has become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition would be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations and financial condition.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations or have future borrowings available under the New 2024 Revolving Credit Facility to enable us to repay our indebtedness or to fund our other liquidity needs. As of September 30, 2024, we had total indebtedness outstanding of $3,448.3 million, including $475.5 million of Senior Notes outstanding, $2,127.5 million of 2024 Term B-1 Loans outstanding under the Credit Agreement and $820.3 million of 2024 Term B-2 Loans outstanding under the Credit Agreement, and we had availability under the 2023 Revolving Credit Facility of $150.0 million (of which up to $75.0 million was available for the issuance of letters of credit), and availability under the ABL Credit Facility of up to $400.0 million (without giving effect to approximately $25.0 million drawn under the ABL Credit Facility or $16.1 million of letters of credit issued under the ABL Credit Facility).

On October 3, 2024, the Company used the proceeds from the initial public offering to repay the full outstanding principal and accrued interest on the Senior Notes, totaling $487.5 million, and repaid a portion of the outstanding principal amount and accrued interest on 2024 Term Loan Facilities, in the amount of $726.1 million.

On October 31, 2024, certain direct and indirect wholly owned subsidiaries of the Company entered into the New Credit Agreement providing for (i) the New 2024 Term Loan Facilities due October 31, 2031 in an aggregate principal amount of $2,250.0 million and (ii) the New 2024 Revolving Credit Facility due October 31, 2029 in an aggregate principal amount of up to $750.0 million. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Agreement” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities. Concurrent with the closing of the New Credit Agreement, the Company used the proceeds of the New 2024 Term Loan Facilities and approximately $95.0 million of the proceeds of the New 2024 Revolving Credit Facility to repay in full amounts outstanding under (i) the Credit Agreement governing the 2024 Term Loan Facilities and the 2023 Revolving Credit Facility, and (ii) the Credit Agreement governing the ABL Credit Facility, terminating each of our Senior Secured Credit Agreements and the debt facilities thereunder.

Subject to the limits contained in the New Credit Agreement and our other debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt would further increase. Specifically, our high level of debt could have important consequences to you, including:

•

making it more difficult for us to satisfy our obligations under the New Credit Agreement and our other debt agreements, and if we fail to comply with these obligations, an event of default could result;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and market conditions, including inflation and rising interest rates;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the New Senior Secured Credit Facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures in order to generate cash proceeds necessary to satisfy our debt obligations;

•	impairing our ability to obtain additional financing in the future;

•	placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete; and

•	increasing our cost of borrowing or limiting our ability to refinance indebtedness.

The occurrence of any one of these events could adversely affect our business, results of operations and financial condition and ability to satisfy our obligations in respect of our outstanding debt.

Despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt. This could further exacerbate the risks to our financial condition described above and impair our ability to operate our business.

As of September 30, 2024, we had total indebtedness outstanding of $3,448.3 million, including $475.5 million of Senior Notes outstanding, $2,127.5 million of 2024 Term B-1 Loans outstanding under the Credit Agreement and $820.3 million of 2024 Term B-2 Loans outstanding under the Credit Agreement, and we had availability under the 2023 Revolving Credit Facility of $150.0 million (of which up to $75.0 million was available for the issuance of letters of credit), and availability under the ABL Credit Facility of up to $400.0 million (without giving effect to approximately $25.0 million drawn under the ABL Credit Facility or $16.1 million of letters of credit issued under the ABL Credit Facility). We and our subsidiaries may incur significant additional indebtedness in the future. Although the New Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional indebtedness. The additional indebtedness we may incur in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness (including, among others, trade payables and other expenses incurred in the ordinary course of business). Additionally, pursuant to the New Senior Secured Credit Facilities, we have the option to raise incremental term loans, to raise incremental revolving credit facility commitments, to increase the commitments under the New 2024 Term Loan Facilities and to increase the commitments under the New 2024 Revolving Credit Facility by certain amounts. If new debt is added to our current debt levels, the related risks that we now face would increase.

We may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position and results of operations and our ability to satisfy our debt obligations. Additionally, if we cannot make scheduled payments on our debt, we will be in default under the New Credit Agreement. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the New Credit Agreement would permit the lenders under the New Senior Secured Credit Facilities to terminate all commitments to extend further credit under the New Senior Secured Credit Facilities. Furthermore, if we were unable to repay the amounts due and payable under the New Senior Secured Credit Facilities, those lenders could proceed against the collateral securing such indebtedness, including our available cash.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to meet our operating needs and fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Additionally, we may not be able to obtain loans or other financing on commercially reasonable terms or at all. Even if successful, those alternative actions may not allow us to meet our operating needs or our scheduled debt service obligations. The New Credit Agreement restricts our ability to dispose of assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Because of these restrictions, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Additionally, the New Credit Agreement permits us to pay certain dividends or make other restricted payments in the future, subject to certain limitations. Any dividends or other restricted payments would reduce our cash available to service our debt and the related risks that we now face would increase.

The terms of the New Credit Agreement imposes restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on our indebtedness.

The New Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including among other things (and subject to certain exceptions), restrictions on our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	grant or incur liens or security interests on assets;

•	merge or consolidate with other companies;

•	sell or otherwise transfer assets;

•	pay dividends;

•	optionally prepay or modify terms of payment subordinated indebtedness;

•	make acquisitions, loans, advances, or investments;

•	enter into certain restrictive agreements; or

•	change our fiscal year.

As a result of all of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions might hinder our ability to grow in accordance with our strategies. These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions, pandemics or epidemics and changes in regulations, and we cannot assure you that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that are not favorable to you and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

In addition, the New 2024 Revolving Credit Facility has a springing financial covenant, which under certain circumstances, requires us to maintain a maximum consolidated first lien net leverage ratio and may require us to reduce debt or take other actions in order to comply with this ratio.

A breach of the covenants under the New Credit Agreement could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the New Credit Agreement would permit the lenders under the New Senior Secured Credit Facilities to terminate all commitments to extend further credit under the New Senior Secured Credit Facilities. Furthermore, if we were unable to repay the amounts due and payable under the New Senior Secured Credit Facilities, those lenders could proceed against the collateral securing such indebtedness, including our available cash.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Secured Credit Facilities were and borrowings under the New Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of September 30, 2024, assuming that the 2023 Revolving Credit Facility and the ABL Credit Facility were fully drawn, each 1 percentage point change in interest rates would have resulted in a change of approximately $35.2 million in annual interest expense on the indebtedness under the Senior Secured Credit Facilities. We have entered into, and may in the future enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness. Alternatively, any swaps we have entered into, or may enter into in the future, may not fully or effectively mitigate our interest rate risk.

We are a holding company with no operations and may not have access to sufficient cash to meet our financial obligations.

We are a holding company and have limited direct operations. Our most significant assets are the equity interests we directly and indirectly hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness, including the New Credit Agreement or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, our subsidiaries are separate and distinct legal entities and any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures under which our subsidiaries distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our financial obligations.

Risks Related to Ownership of Our Common Stock

Our common stock may trade at a discount from the initial offering price and make it difficult for you to sell the shares of common stock you purchase.

Prior to our IPO, there was not a public market for our common stock. We cannot predict the extent to which investor interest in us will affect the trading market on the NYSE or otherwise or how active and liquid that market may become. If an active and liquid trading market does not continue, you may have difficulty selling any of the shares of common stock that you purchase. The market price of our common stock may decline below the initial offering price, and you may not be able to sell our common stock at or above the price you paid, or at all.

Our share price may change significantly, and you may not be able to resell our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock is likely to be volatile. The stock market has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your common stock at or above the price initially paid due to a number of factors such as those listed in other portions of this “Risk Factors” section and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance and growth, including financial estimates and investment recommendations by securities analysts and investors;

•	changes in the perception of our brand or industry;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	additions or departures of key management personnel;

•	future sales of our common stock or other securities by us or our existing stockholders, or the perception of such future sales;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our common stock;

•	changes in accounting principles; and

•	other events or factors, including those resulting from natural disasters, pandemics, epidemics, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock are low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We are controlled by Carlyle, whose interests in our business may be different than yours.

Carlyle owns approximately 62.8% of our common stock. Pursuant to the Stockholders Agreement, Carlyle has the right to designate eight of our nine directors and will continue to have the right to designate a majority of our directors until it owns less than 25% of our outstanding shares of common stock. As a result, Carlyle or its nominees to the board of directors will have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. So long as Carlyle continues to own a majority of our common stock, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Carlyle may differ from or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder. In addition, since Carlyle will continue to own approximately 62.8% of our common stock, the price of our common stock may be volatile due to a smaller public float.

We have historically paid Carlyle an annual fee for certain advisory and consulting services pursuant to an advisory agreement. In connection with our IPO, the agreement was amended and restated and is continuing in full force and effect until the earlier of the second anniversary of the consummation of the IPO and the date on which Carlyle Investment Management L.L.C. and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of our outstanding common stock. In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Carlyle may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

Carlyle owns a majority of our common stock. As a result, we will be a “controlled company” within the meaning of the corporate governance standards of the NYSE and the rules of the SEC. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of the NYSE;

•

the requirement that we have a compensation committee that is composed entirely of directors who meet the NYSE independence standards for compensation committee members and that we adopt with a written charter addressing the committee’s purpose and responsibilities;

•

the requirement that our director nominations be made, or recommended to our full board of directors, by our independent directors or by a nominations committee that consists entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We may rely on some or all of these exemptions for so long as we remain a “controlled company.” As a result, in the future, our board of directors and those committees may have more directors who do not meet the NYSE’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market following this offering could cause the market price for our common stock to decline.

The sale of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements or invest in future growth opportunities. In particular, macroeconomic factors, including interest rate increases and bank failures have caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our offerings, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and any debt financing we secure may have higher interest rates and could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Our ability to raise capital in the future may be limited.

We have historically funded our operations since our founding primarily through debt financings and cash generated from our operations. We intend to continue to make investments to support our growth and may require additional funds for such development, and additionally, our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements or invest in future growth opportunities. In particular, macroeconomic factors, including interest rate increases and bank failures have caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our offerings, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and any debt financing we secure may have higher interest rates and could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our industry, or if there is any fluctuation in our credit rating, the price of our common stock and trading volume could decline.

The trading market for our common stock will relies in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our common stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our common stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause the price of our common stock or trading volume to decline.

Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return, may adversely affect the trading price of shares of our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (the “DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	establishing a classified board of directors such that not all members of the board are elected at one time;

•

allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors, except that for so long as Carlyle has the right to designate at least one director to the board of directors pursuant to the Stockholders Agreement, the prior written consent of Carlyle will be required in order to increase the number of directors to a number exceeding nine;

•

granting to our board of directors the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the Stockholders Agreement) to fill any vacancy on the board of directors, except that (i) for so long as Carlyle beneficially owns at least 40% of the voting power of our common stock, any vacancies on the board of directors may also be filled by the stockholders and (ii) for so long as the Stockholders Agreement remains in effect, Carlyle will have the right to fill any vacancy resulting from the death, removal or resignation of a director designated by Carlyle as long as Carlyle continues to have the right to designate such director position;

•	limiting the ability of stockholders to remove directors without cause;

•	authorizing the issuance of “blank check” preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;

•

prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders) if Carlyle ceases to beneficially own at least 40% of the voting power of our common stock;

•

eliminating the ability of stockholders to call a special meeting of stockholders, except that a special meeting of stockholders may be called by the board of directors or the chairperson of the board of directors at the request of Carlyle for so long as Carlyle beneficially owns at least 40% of the voting power of our common stock;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and

•

requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our amended and restated certificate of incorporation or amended and restated bylaws if Carlyle ceases to beneficially own at least 40% of the voting power of our common stock.

Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person, individually or together with any other interested stockholder, who owns or within the last three years has owned 15% of our voting stock, unless the business combination is approved in a prescribed manner. We have elected to opt out of Section 203 of the DGCL; however, our amended and restated certificate of incorporation will contain a provision that is of similar effect, except that it will exempt from its scope Carlyle, and any of its direct or indirect transferees and any group as to which such persons or entities are a party.

In addition, Carlyle has the right to designate eight of our nine directors and will continue to have the right to designate a majority of our directors until it owns less than 25% of our outstanding shares of common stock.

These provisions could discourage, delay or prevent a transaction involving a change in control of the Company. They could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences, and rights of the shares of each such series, and the qualifications, limitations, or restrictions thereof. The powers, preferences, and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, none of Carlyle, the GIC Investor or any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates. In addition, to the fullest extent permitted by law, in the event that Carlyle, the GIC Investor or any non-employee director acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or himself or its or his affiliates or for us or our affiliates, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and they may take any such opportunity for themselves or offer it to another person or entity. For example, a director of our company who also serves as an officer, director, employee, agent, stockholder, member, partner or affiliate of Carlyle or its affiliates, or any of their respective portfolio companies or affiliated funds may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Carlyle or the GIC Investor to itself or its affiliates or its respective portfolio companies or affiliated funds instead of to us.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the covenants of the New Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in the Company may be if the market price of our common stock appreciates and you sell your common stock at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws provides that the Court of Chancery of the State of Delaware or federal district courts of the United States are sole and exclusive forum for certain types of lawsuit, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine will have to be brought only in the Court of Chancery of the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). Our amended and restated certificate of incorporation and amended and restated bylaws will also require that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. These provisions would not apply to any suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts of the United States have exclusive jurisdiction, subject to applicable law.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders and result in increased costs for investors to bring such a claim. We believe these provisions may benefit us by providing increased consistency in the application of the DGCL and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, results of operations, financial condition and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may become subject to limitation.

As of December 31, 2023, we had U.S. federal disallowed interest expense carryforwards under Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), of approximately $734.1 million ($163.7 million tax effected). Our ability to utilize our disallowed interest expense carryforwards (the “Tax Attributes”) may become limited under Section 382 of the Code. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the IRS for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased as certain gains are, or are treated as, recognized during the five-year period beginning on the date of the “ownership change.”

We may undergo an “ownership change” due to future transactions in our stock, which may be outside of our control, and we cannot predict whether any future “ownership change” would result in a significant limitation on our ability to use our Tax Attributes to offset our taxable income and adversely affect our future cash flows.

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax laws to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

None.

(b)
Use of Proceeds. On October 1, 2024, in connection with our IPO, we issued and sold 53,250,000 shares of our common stock at a price to the public of $24.00 per share, resulting in gross proceeds to us of approximately $1,278 million and net proceeds to us of approximately $1,210.9 million, after deducting the underwriting discounts of approximately $67.1 million. All shares issued and sold were registered pursuant to a registration statement on Form S‑1 (File No. 333-281992), as amended (the “Registration Statement”), declared effective by the SEC on October 1, 2024. J.P. Morgan Securities LLC and Morgan Stanley & Co LLC acted as representatives of the underwriters for the IPO. The IPO terminated after the sale of all securities registered pursuant to the Registration Statement. No offering expenses were paid or are payable, directly or indirectly, to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We fully used the net proceeds from the IPO to: (i) redeem all $475.5 million aggregate principal amount of the Senior Notes outstanding, at a redemption price equal to 100% of the aggregate principal amount thereto; and (ii) the remainder to prepay approximately $523.7 million aggregate principal amount of the 2024 Term B-1 Loans and approximately $201.9 million aggregate principal amount of the 2024 Term B-2 Loans.

(c)
Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)
Insider Trading Arrangements and Policies.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of StandardAero, Inc.	8-K	001-42298	3.1	10/3/2024
3.2	Amended and Restated Bylaws of StandardAero, Inc.	8-K	001-42298	3.2	10/3/2024
10.1	Amendment No. 7 to the Credit Agreement, dated as of September 6, 2024, by and among Dynasty Intermediate Co., Inc., Dynasty Acquisition Co., Inc., as the U.S. borrower, Standard Aero Limited Standaero Limitee (as successor in interest to 1199169 B.C. Unlimited Liability Company), as the Canadian borrower, the subsidiary guarantors party thereto, the lenders party thereto, UBS AG Cayman Islands Branch (as successor in interest to Credit Suisse AG, Cayman Islands Branch) as administrative agent, and UBS AG, Stamford Branch (as successor in interest to Credit Suisse), as collateral agent	S-1/A	333-281992	10.9	9/12/2024
10.2	Credit Agreement, dated October 31, 2024, by and among Dynasty Acquisition Co., Inc. as the U.S. Borrower, Standard Aero Limited as the Canadian Borrower, Dynasty Intermediate Co., Inc., the lenders and L/C issuers party thereto, and UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer	8-K	001-42298	10.1	11/1/2024
10.3	Stockholders Agreement, dated October 1, 2024 among StandardAero, Inc. and certain of its stockholders	8-K	001-42298	10.1	10/3/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed herewith

•
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StandardAero, Inc.

Date: November 13, 2024	By:	/s/Russell Ford
Russell Ford
Principal Executive Officer

Date: November 13, 2024	By:	/s/ Daniel Satterfield
Daniel Satterfield
Principal Financial Officer