Form 10-K
period 2024-12-31
StandardAero, Inc.
filed 2025-03-12
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42298

StandardAero, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	30-1138150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6710 North Scottsdale Road, Suite 250 Scottsdale, Arizona	85253
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 377-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SARO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of June 28, 2024, the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the New York Stock Exchange on October 2, 2024.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2025, was 334,461,630.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III.

INTRODUCTORY NOTE

Basis of Presentation

We manage our business in line with our service offerings with our reportable segments being Engine Services and Component Repair Services. Our Engine Services segment provides a full suite of aftermarket services, including maintenance, repair and overhaul, on-wing and field service support, asset management, and engineering and related solutions primarily in support of gas turbine engines across the commercial aerospace, military and helicopter, and business aviation end markets. Our Component Repair Services segment supports the commercial aerospace, military and other end markets with engine piece part component and accessory repair, as well as some engine new part manufacturing.

On September 5, 2024, we changed our name from Dynasty Parent Co., Inc. to StandardAero, Inc. In connection with our initial public offering on October 2, 2024 (our “IPO”), we and our immediate parent, Dynasty Parent Holdings, L.P., effected the Restructuring Transactions. The Restructuring Transactions consisted of (i) the 103-for-one forward stock split of our common stock effected on September 20, 2024, (ii) the liquidation and dissolution of Dynasty Parent Holdings, L.P. and (iii) the distribution to holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. an aggregate of 275,053,375 shares of our common stock (of which 8,157 were restricted shares), and to holders of Class B Units of Dynasty Parent Holdings, L.P. an aggregate of 6,158,255 shares of our common stock (of which 6,028,395 will be restricted shares). As of the date of this Annual Report on Form 10-K (the “Annual Report”), Carlyle and GIC own approximately 62.8% and 14.2% of our outstanding common stock, respectively.

Unless the context otherwise requires or we otherwise state, references in this Annual Report to:

•
the term “Acquisition” refers to the acquisition by Dynasty Acquisition Co., Inc., pursuant to that certain stock purchase agreement as amended, restated, supplemented or otherwise modified from time to time, dated December 18, 2018 (the “Acquisition Agreement”), of all of the equity interests of StandardAero Holding Corp., a Delaware corporation;
•
the term “CAGR” refers to compound annual growth rate;
•
the term “Canadian Borrower” refers to Standard Aero Limited Standaero Limitee (as successor in interest to 1199169 B.C. Unlimited Liability Company) that is the indirect wholly owned subsidiary of the Company;
•
the term “Carlyle” refers to those certain investment funds of The Carlyle Group Inc. and its affiliates;
•
the term “Carlyle Partners VII” refers to Carlyle Partners VII S1 Holdings II, L.P.;
•
the term “Dynasty Acquisition” refers to Dynasty Acquisition Co., Inc., a Delaware corporation that is the indirect wholly owned subsidiary of the Company;
•
the term “Exchange Act” refers to the U.S. Securities and Exchange Act of 1934, as amended;
•
the term “GAAP” refers to the generally accepted accounting principles in the United States;
•
the term “GIC” refers to GIC Private Limited;
•
the term “GIC Investor” refers to Hux Investment Ptd Ltd.;
•
the term “New 2024 Revolving Credit Facility” refers to a senior secured multicurrency revolving credit facility available to the U.S. Borrower in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit);
•
the term “New 2024 Term Loan B-1 Facility” refers to a senior secured dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million;
•
the term “New 2024 Term Loan B-2 Facility” refers to a senior secured dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million;
•
the term “New 2024 Term Loan Facilities” means, together, the New 2024 Term Loan B-2 Facility and the New 2024 Term Loan B-1 Facility;

•
the term the “New Credit Agreement” refers to that certain New Credit Agreement (as amended, restated, modified and/or supplemented from time to time), dated as of October 31, 2024, governing the New Senior Credit Facilities;
•
the term “New Senior Secured Credit Facilities” refers to, collectively, (i) the New 2024 Term Loan Facilities and (ii) the New 2024 Revolving Credit Facility;
•
the term “Prior 2023 Term B-1 Loan Facility” refers to the senior secured dollar term loan B facility in an original aggregate principal amount of $1,802.5 million;
•
the term “Prior 2023 Term B-1 Loans” refers to the senior secured dollar term loans incurred under the Prior 2023 Term B-1 Loan Facility by Dynasty Acquisition pursuant to the Prior Credit Agreement;
•
the term “Prior 2023 Term B-2 Loan Facility” refers to the senior secured dollar term loan B facility in an original aggregate principal amount of $772.5 million;
•
the term “Prior 2023 Term B-2 Loans” refers to the senior secured dollar term loans incurred under the Prior 2023 Term B-2 Loan Facility by the Canadian Borrower, pursuant to the Prior Credit Agreement;
•
the term “Prior 2023 Term Loan Facilities” refers, collectively, to (i) the Prior 2023 Term B-1 Loan Facility and (ii) the Prior 2023 Term B-2 Loan Facility;
•
the term “Prior 2023 Term Loans” refers, collectively, to (i) the Prior 2023 Term B-1 Loans and (ii) the Prior 2023 Term B-2 Loans;
•
the term “Prior 2023 Revolving Credit Facility” refers to the senior secured multicurrency revolving credit facility in an aggregate principal amount of up to $150.0 million (of which up to $75.0 million is available for the issuance of letters of credit);
•
the term “Prior 2024 Term B-1 Loan Facility” refers to the senior secured dollar term loan B facility in an original aggregate principal amount of approximately $1,993.5 million;
•
the term “Prior 2024 Term Loan B-2 Facility” refers to the senior secured dollar term loan B facility in an original aggregate principal amount of approximately $768.6 million”;
•
the term “Prior 2024 Term Loan Facilities” refers collectively to the Prior 2024 Term B-1 Loan Facility and the 2024 Term Loan B-2 Facility;
•
the term “Prior ABL Credit Agreement” refers to that certain ABL Credit Agreement (as amended, restated, modified and/or supplemented from time to time), dated as of April 4, 2019, governing the ABL Credit Facility;
•
the term “Prior ABL Credit Facility” refers to the senior secured asset-based multicurrency revolving credit facilities in an aggregate principal amount of up to $400.0 million;
•
the term “Prior Credit Agreement” refers to that certain Credit Agreement (as amended, restated, modified and/or supplemented from time to time), dated as of April 4, 2019, governing the Credit Facilities;
•
the term “Prior Credit Facilities” refers, collectively, to (i) the Prior 2024 Term Loan Facilities and (ii) the Prior 2023 Revolving Credit Facility;
•
the term “Prior Indenture” refers to that certain indenture (as amended, restated, modified and/or supplemented from time to time), dated as of April 4, 2019, by and among Dynasty Acquisition, as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the Prior Senior Notes;
•
the term “Prior Senior Notes” refers to the $475.5 million aggregate principal amount of Senior Unsecured PIK Toggle Notes due 2027 issued by Dynasty Acquisition pursuant to the Indenture;
•
the term “Prior Senior Secured Credit Agreements” refers, collectively, to (i) the Prior Credit Agreement and (ii) the Prior ABL Credit Agreement;
•
the term “Prior Senior Secured Credit Facilities” refers, collectively, to (i) the Prior Credit Facilities and (ii) the ABL Credit Facility;

•
the term “SEC” refers to the U.S. Securities and Exchange Commission;
•
the term “Securities Act” refers to the U.S. Securities Act of 1933, as amended;
•
the term “Stockholders Agreement” refers to the stockholders agreement entered into by and among Carlyle Partners VII, the GIC Investor, certain of our other existing stockholders and the Company;
•
the term “U.S. Borrower” refers to Dynasty Acquisition Co., Inc.; and
•
the terms “we,” “us,” “our,” “its” and the “Company” refer to StandardAero, Inc., a Delaware corporation, and its consolidated subsidiaries.

Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

Market and Industry Data

Unless otherwise indicated, information contained in this Annual Report concerning our industry, competitive position and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and other third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data, and our experience in, and knowledge of, such industry and markets, which we believe to be reasonable. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Part I Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Trademarks

We own or otherwise have rights to the trademarks, service marks and trade names, including those mentioned in this Annual Report, that we use in connection with the operation of our business. This Annual Report includes trademarks which are protected under applicable intellectual property laws and are our property and/or the property of our subsidiaries. This Annual Report also contains trademarks, service marks and trade names of other companies, which are, to our knowledge, the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report may appear without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, service marks and trade names.

Non-GAAP Financial Matters

We present Adjusted EBITDA and Adjusted EBITDA Margin in this Annual Report because we believe such measures provide investors with additional information to measure our performance. Please refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Indicators and Non-GAAP Financial Measures” for an explanation on why we use these non-GAAP financial measures, their definitions, their limitations and reconciliations to their nearest GAAP financial measures.

Because of their limitations, these non-GAAP financial measures are not intended as alternatives to GAAP financial measures as indicators of our operating performance and should not be considered as measures of cash available to us to invest in the growth of our business or that will be available to us to meet our obligations. We compensate for these limitations by using these non-GAAP financial measures along with other comparative tools, together with GAAP financial measures, to assist in the evaluation of operating performance.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in “Part I, Item 1A. Risk Factors.” You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•
changes to United States tariff and import/export regulations;
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
•
risks related to the ownership of our common stock, including the fact that we are a “controlled company”; and other factors set forth under “Part I Item 1A. Risk Factors” elsewhere in this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, expected growth, future capital expenditures, and debt service obligations are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under “Part I, Item 1A. Risk Factors.” Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

These forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

The Company

We believe that we are the world’s largest independent, pure-play provider of aerospace engine aftermarket services for fixed and rotary wing aircraft, serving the commercial, military and business aviation end markets. We provide a comprehensive suite of critical, value-added aftermarket solutions, including scheduled and unscheduled engine maintenance, repair and overhaul, engine component repair, on-wing and field service support, asset management and engineering solutions. We serve a crucial role in the engine aftermarket value chain, connecting engine original equipment manufacturers ("OEMs") with aircraft operators through our aftermarket services, maintaining longstanding relationships with both. We command a leading reputation that is based upon our strong track record of safety, reliability and operational performance built over our more than 100 years of successful operations in the aerospace aftermarket.

We are also one of the largest independent engine component repair platforms globally, providing services to commercial aerospace, military, land and marine and oil and gas end markets. We have made substantial investments in our Component Repair Services business, which provides attractive margins, significant growth opportunities and synergies with our Engine Services business.

OEM Authorizations and Licenses

OEMs grant certain participants in the engine and airframe services market authorizations or licenses to perform repair and overhaul services on the products they manufacture. OEMs maintain close commercial control of their authorized maintenance networks and in certain cases grant a limited number of authorizations or licenses. We hold exclusive or semi-exclusive licenses directly with the OEM as the only independent service provider in North America officially authorized to service a number of our platforms, including the Rolls-Royce RB211-535, AE 1107, AE 2100 and AE 3007, the Honeywell HTF7000, and the Safran Arriel, and are the first independent service provider in the Americas to hold an official CBSA license from CFM International on the LEAP-1A and LEAP-1B engines.

These contracts typically require us to pay an authorization fee to the relevant OEM and, in some cases, also require us to pay annual authorization fees and royalties or to fulfill other conditions set by the OEM. In the past, our OEM authorizations or licenses have been renewed or extended at their expiration.

Customers

For the year ended December 31, 2024, approximately 77% of our revenue was derived from customers with whom we have long-term agreements. Of our remaining transactional business, a significant portion stems from repeat customers.

We service approximately 5,000 customers globally, though we have historically derived, and may continue to derive, a significant portion of our revenue from a small number of customers. When all subsidiaries and divisions of a single parent are regarded as a single customer, for the years ended December 31, 2024, 2023 and 2022, our top four OEM customers accounted for approximately 41%, 43% and 45% of our revenue, respectively. See “Part I. Item 1A. Risk Factors - A significant portion of our revenue is derived from a small number of customers.”

Aircraft engine OEMs, in addition to providing authorizations and licenses to service the engines they manufacture, are also significant customers as a result of subcontracting maintenance, repair and overhaul services to us for contracts they have with their end customers. We are party to a number of contracts with each of our top customers, with such contracts typically covering specific engine platforms or certain aspects of our relationship with the customer. The contract term with these customers ranges from one to 30 years, but some of these customers have the right to terminate certain contracts without penalty with advance written notice. These contracts generally do not include any minimum purchase requirements, although some provide requirements for minimum share.

The pricing terms under our contracts vary in part depending on the type of contract. Generally, the types of contracts that we enter into are as follows:

•
time and material contracts, where we charge our customers a price based on the specific work to be performed;
•
fixed price per maintenance or service event contracts, where pre-negotiated fixed prices are charged for specific services; and
•
for a small portion of our business, fixed price per engine hour/cycle contracts, where a flat rate based on engine hours/cycles used is charged for any and all service requirements during the term of the contract.

Competitive Environment

The market for the services that we provide is highly competitive, and competition is based on quality, the ability to perform and deliver on-time and price. Our primary competitors include the service divisions of OEMs, other independent aftermarket service providers, in certain cases the in-house maintenance services divisions of the commercial airlines and U.S. and foreign militaries, and engine component repair specialists. For more information, see Item 1A., Risk Factors, “Competition in our business is intense given the market in which we participate and the range of services that we provide within that market.”

Sales and Marketing

We market and sell our services to approximately 5,000 customers.

Sales for our aftermarket services are made through a combination of direct marketing, trade shows, sales personnel and a very limited network of agents or independent representatives where we have insufficient opportunity to justify dedicated sales resources. Actual sales methods vary depending on the particular product line, service offering and customer market. The typical industry structure is for quotes to be requested, and each sector has a pricing and bid team that supports sales in vetting prospects, managing pipeline and formally responding to bid opportunities with quotes or program proposals. The company has a formal Contract Tender Acceptance process for large program bids and new platform opportunities.

Human Capital Resources

As of December 31, 2024, we had approximately 7,700 employees worldwide, which is an increase from approximately 7,300 employees as of December 31, 2023. Of our employees, approximately 55% work in the United States, 26% work in Canada, 10% work in the United Kingdom and 9% work in other locations around the world, including France, Ireland, Singapore, Australia, Romania, Ireland, the Netherlands, South Africa and Brazil. Our workforce is 100% non-unionized and we are not a party to any collective bargaining agreements, with the sole exception of one legacy agreement in Australia from 2011 that has not been renegotiated. Our employees in Ireland, France and the United Kingdom are included under standard works council arrangements and our employees in the Netherlands are included under the statutory government bargaining unit. These represent approximately 10% of our approximately 7,700 employee workforce consisting of approximately 91 in Australia, 151 in France, 807 in the United Kingdom, 143 in Ireland, and 88 in the Netherlands. Our U.S. and Canadian workforces are 100% union free. Furthermore, we believe that our relations with our employees are strong, and we have not experienced a material work stoppage or strike.

Suppliers and Supply of Materials

We depend on certain component parts and material suppliers for our aftermarket services operations. Our authorizations and licenses from OEMs often require that we purchase component parts from the OEMs or their designated distributors. For the year ended December 31, 2024, our four largest parts suppliers, which consisted of OEMs, accounted for a substantial majority of our total parts purchases. The loss of any of these key suppliers could have a material adverse effect on our business. We have at times experienced delays in receiving component parts and raw materials from our key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced. See “Part I. Item

1A. Risk Factors—Risks Related to Our Business and Industry—We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition.”

We select our non-OEM suppliers primarily based on their ability to ensure that their parts are serviceable and traceable to OEM-approved sources, their delivery performance and their ability to help us reduce our total cost of procuring those parts. For quality control, cost and efficiency reasons, we generally purchase supplies only from vendors with whom we have ongoing relationships or who our customers have previously approved. We have qualified second sources or have identified alternate sources for many of our parts supply needs.

Research and Development, Patents, Trademarks and Licenses

Our research and development focuses on new and innovative aftermarket technologies for the engines and aircraft that we service and on enhanced life-cycle offerings to our customers including improvements in engine performance and reliability.

With respect to engine component repairs, we have established dedicated repair cells with specialized equipment and highly trained engineers and technicians to achieve these objectives. An important element of this capability is our designation as an approved design organization as authorized by Transport Canada (as a Design Approval Organization) and the FAA (via an Organization Designation Authorization Office (“ODA”)) and our designation as an FAA Designated Engineering Representative (“DER”). These approvals, which are recognized by the international regulatory organizations under bilateral agreements, simplify the approvals of our component repairs. We also work closely with engine OEMs on selected component repairs to gain their formal approvals, commercial support and wider market access.

Our FAA ODA designation also allows us to approve a broad range of engine and aircraft modification projects across our facilities. Our ODA Supplemental Type Certificate (“STC”) allows us to issue an STC against an aircraft model for which a modification has been completed, as a delegate of the FAA Aircraft Certification Office, authorized to perform certain functions on its behalf.

We have also developed a unique application methodology for fleet maintenance cost management. We offer specialized engineering consulting services to accumulate, classify and analyze fleet maintenance and operations data. We have patents approved for a Reliability Centered Maintenance application for engine fleet management.

Governmental Regulation of the Aerospace and Defense Industries

The aerospace and defense industries are highly regulated and the aftermarket services that we provide are required to meet stringent standards. These regulations are imposed by governmental and intergovernmental agencies worldwide, such as the FAA and equivalent government agencies in other countries, and by both aircraft and engine manufacturers’ guidelines. All aircraft, engines and associated components are subject to stipulated maintenance, repair, overhaul and replacement criteria based on certain numbers of flight hours and/or takeoffs and landings. Inspection, maintenance and repair procedures for the various types of engines, airframes and components are prescribed by regulatory authorities and can be performed only by certified repair facilities and/or certified technicians.

Agreements between the FAA and equivalent government agencies typically enable aftermarket services to be performed outside the country of aircraft registration. However, changes to the regulatory structure could result in expense and efforts on our behalf to ensure compliance with all regulatory requirements.

We believe that we have all material licenses and certifications that are required in the jurisdictions in which we operate and that we are in material compliance with the governmental regulations affecting the aerospace and defense industries. See “Part I. Item 1A. Risk Factors—Risks Related to Government Regulation and Litigation—We will not be able to operate our business if we fail to comply with or obtain and maintain the necessary regulatory approvals” and “Part I. Item 1A. Risk Factors—Risks Related to Government Regulation and Litigation—Our operations outside of North America are exposed to various risks, which could adversely affect our business, results of operations and financial condition.”

Environmental, Health and Safety Matters

We are subject to various international, federal, state and local statutes, ordinances, rules and regulations concerning the environment, health and safety. These laws and regulations govern, among other things, the generation, storage, treatment, disposal handling, use and transportation of regulated materials, the emission and discharge of such materials into the environment and the safety, health and well-being of our workforce. Pursuant to such laws, environmental permits are required for some of our operations. From time to time, federal, state or local agencies may review compliance with environmental permits and other requirements and may levy fines and penalties, among other sanctions, for failure to strictly comply with applicable environmental permits or other requirements, modify, refuse to renew or revoke environmental permits, or impose additional requirements for future compliance as a result of past failures. We believe that we are currently in substantial compliance with environmental laws. We incur capital and operating costs relating to environmental compliance on an ongoing basis. While we do not believe that these environmental-related expenditures have a material adverse effect on our financial condition or results of operations as a whole, environmental requirements could become more stringent, and could be more strictly enforced in the future, which could increase our costs.

Historical contamination is known or suspected to exist at or about certain of our facilities located on land that has been used for prior military and industrial purposes or in facilities that contain or have contained hazardous materials in construction or building materials. Under some circumstances, we could be held responsible for the remediation of contamination at or emanating from our current or former facilities, including facilities that we have sold or transferred to other companies, or emanating from waste disposal sites that we use or have used, regardless of whether we know of or are responsible for such contamination. We could also be held liable for any personal injury or property damage resulting from such contamination or, more generally, from any releases of or exposure to regulated materials resulting from our activities. Although we have not incurred and currently do not anticipate any material liabilities in connection with environmental or occupational safety and health matters, there can be no assurance that future costs relating to these matters will not have a material adverse effect on our financial condition or results of operations as a whole.

We are expanding a global Environmental Management System (“EMS”) to track, manage and coordinate our environmental risk mitigation and continuous improvement opportunities across our global sites and processes. Over the last 20 years, the Company has expanded the number of sites recognized by certification bodies for the ISO 14001 Environmental Management Systems and ISO 45001 Occupational Health and Safety Management Systems Standards to twenty (20) and three (3), respectively, and we work systematically to increase the number of certified locations.

See also “Part I. Item 1A. Risk Factors—Risks Related to Government Regulation and Litigation—We are subject to environmental, health and safety laws and regulations, violations of which could result in substantial costs, liabilities and impacts to our business and operations” and “Part I. Item 1A. Risk Factors—Risks Related to Government Regulation and Litigation—Sustainability and environmental, social and governance (“ESG”) matters may adversely impact our business and reputation.”

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information. Our filings with the U.S. Securities and Exchange Commission (the “SEC”) are available to the public over the Internet at the SEC’s website at www.sec.gov. We make available on our website at https://ir.standardaero.com/, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties set forth below, together with the financial and other information included elsewhere in this Annual Report. If any of the risks discussed in this Annual Report occur, our business, prospects, liquidity, financial condition, and results of operations could be materially impaired, in which case the trading price of our common stock could decline significantly, and you could lose all or part of your investment. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

In addition, an increase in energy costs and the price of aviation fuels could result in additional pressure on the operating costs of airlines and business jet operators, which comprise a substantial portion of our customers. The market for fuels is inherently volatile and is subject to, among other things, changes in government policy on fuel production, changes in tax policy related to fuel, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by hostility in oil-producing areas. In addition, airlines and business jet operators are sometimes unable to pass on increases in fuel prices to customers by increasing fares or fees due to the competitive nature of the aviation industry, and this compounds the pressure on operating costs, and in turn, airlines’ and business jet operators’ ability to do business with us.

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

A portion of our revenue is derived from contracts, directly or indirectly, with the U.S. military that are subject to U.S. government contracting rules and regulations. A decline in the level of operational activity of the U.S. military or decreases in budget, spending or outsourcing by the U.S. military end-users could adversely affect our business, results of operations and financial condition. The demand for our aftermarket services in the military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (“DoD”) budget. Services to our military end-users accounted for $993.4 million, or 19.0%, of our revenue for the year ended December 31, 2024, and $899.2 million or 19.6% of our revenue for the year ended December 31, 2023. U.S. federal law currently prevents U.S. military departments and agencies from using more than 50% of their funding for depot-level maintenance of core assets of outsourced work without a waiver from the Secretary of Defense, which impacts the size of the overall market for our services. Additionally, the retirement of mature aircraft from the U.S. military may decrease the need for our aftermarket services. Defense spending by United States, Canadian, European and other governments worldwide has fluctuated in recent years, at times resulting in reduced demand for our services. Growth in revenue to our military customers depends upon continued outsourcing by military end-users of certain aftermarket service functions to the civil industrial base.

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

In addition, DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the change in political administration, the U.S. government’s budget deficits, spending priorities (e.g., shifting funds to assist Israel or appropriating budget to new development programs away from sustainment and maintenance of existing programs), the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce U.S. government military spending, each of which could cause the DoD budget to remain unchanged or to decline. While current world tensions—including the conflicts in Ukraine and the Gaza strip and surrounding areas—are driving short-term spending increases, if future military spending declines, is redirected away from markets in which we operate or aircraft in which our services are used, or if military outsourcing decreases or ceases, our business results of operations and financial condition would be materially adversely affected. Additionally, unlike civil aviation, military organizations have discretion over their own maintenance regimens. Military aviation end-users may elect to reduce aftermarket service spending by lengthening the time between required overhaul for certain engines, which could adversely affect our business, results of operations and financial condition.

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

Our business depends on maintaining a sufficient supply of parts, components and raw materials to meet our customers’ demands and maintain the operation of our business and services. Global supply chain and labor markets are continuing to experience high levels of disruption, including recent disruption caused by attacks on commercial vessels in the Red Sea, causing significant materials and parts shortages, as well as demurrage, delivery delays, labor shortages, energy cost increases and freight price increases. Current geopolitical conditions, including sanctions and other trade restrictive actions and strained intercountry relations, are contributing to these issues. These issues could lead to significant supplier performance failures and delays. Disruptions to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services to our customers and, thus, could adversely affect our business, results of operations and financial condition.

In particular, we source the materials, parts and components for our business from Original Equipment Manufactures and material suppliers. Our authorizations from OEMs often require that we purchase component parts from the OEMs or their designated distributors. Our business, therefore, could be adversely impacted by factors affecting our OEMs and other suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, including damage or disruption by external factors, including wars or other conflicts, terrorism, weather-related events (including due to climate change), acts of God, natural disasters or other similar events, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers.

For the year ended December 31, 2024 and the year ended December 31, 2023, our four largest parts suppliers, which consisted of OEMs, accounted for a substantial majority of our total parts purchases. If we were to lose a key supplier or were unable to obtain the same levels or quality of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could adversely affect our business, results of operations and financial condition. In addition, if our key suppliers increase the prices of their products, it would negatively affect our operating results if we were not able to pass these price increases through to our customers, which could lead to decreased sales, profit margins and earnings.

In recent years, we have experienced supply chain delays from our key suppliers that impacted the availability of parts and materials and ultimately engine repair and overhaul throughput across all of our end markets. Any significant prolonged disruption or future delays could adversely affect our business, results of operations and financial condition. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain raw materials and components from our suppliers when we need them, in the quantities we require to operate our business or on favorable terms. Although we may identify alternative suppliers, or alternative raw materials or component parts, this could require substantial time to implement, particularly if it involves the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products, which could prevent efficient replacement of a supplier, raw material or component part, and our ability to supply parts to our customers when needed could be impaired, which in turn could adversely impact our production timelines, fulfillment of customer contracts, revenue, profitability and reputation.

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

While the overall demand for commercial air travel has significantly recovered from the effects of the COVID-19 pandemic, the impact of future outbreaks, health concerns and infectious diseases could pose a threat to the commercial aviation industry, including our business and operations. Public health crises, including a resurgence of the COVID-19 pandemic (including through any new variant strains of the underlying virus), H5N1 bird flu, a new health epidemic or similar outbreak or other negative developments associated with the pandemic or outbreak (e.g., restrictive government policies or mandates), could disrupt supply chains, adversely affect the number of new commercial jet deliveries and the utilization of commercial and business aviation engines that we service and hinder or reverse the commercial flight activity recovery, leading to decreased worldwide commercial activity and a reduced demand for airline passenger and cargo services. Reduced flight activity negatively impacts the demand for our aftermarket services, and any prolonged reduction could materially and adversely affect our business, operating results and financial condition.

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

Service divisions of OEMs. The service divisions of OEMs, including GE Aerospace, CFM International, Pratt & Whitney, Rolls Royce and Safran, traditionally hold a sizeable aftermarket service market share on newer platforms, in order to support the installed base and generate technical insight into the performance of their engine models, which is particularly important early in the platform lifecycle. Service divisions of OEMs compete on the basis of their affiliations with OEMs, which may give them design authority, brand recognition, strong and long-term customer relationships beginning with the original sale of the engines, the ability to adapt more quickly to customer requirements involving technical specification changes, a diverse product and service base, significant financial resources, control over certification and control over sources and pricing of approved parts. OEMs may in the future attempt to perform a greater portion of the repair and overhaul services related to the engines they manufacture themselves or change the pricing or level of work scopes that we receive or have access to.

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

We have derived, and may continue to derive, a significant portion of our revenue from a small number of customers. When all subsidiaries and divisions of a single parent are regarded as a single customer, for the years ended December 31, 2024 and 2023, our top four OEM customers accounted for approximately 41% and 43% of our revenue, respectively. We cannot assure you that these customers will continue to contract with us on terms currently in effect or other terms which are favorable but not currently in effect, or whether they will elect to contract with our competitors or attempt to perform the services themselves. We are party to a number of long-term contracts with each of our top customers, with such contracts typically covering specific engine platforms or certain aspects of our relationship with the customer. Some of these customers have the right to terminate certain contracts without penalty with advance written notice. These contracts generally do not include any minimum purchase requirements for the customers and were made in the ordinary course of business. As a result, these customers could stop purchasing our services, reduce or defer the need for our services or request reduced pricing structures at any time. We may therefore need to adapt our pricing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, a macroeconomic downturn or any other cause of consolidation in the commercial, military and business aviation industries or among our other customers could significantly increase the market share and bargaining power of a limited number of customers and give them significant additional leverage to negotiate more favorable terms and place greater demands on us. The loss of any of these customers, if not offset by revenue from new or other existing customers, or any inability of any customer to pay amounts as and when due, could adversely affect our business, results of operations and financial condition. A significant portion of our revenue from commercial, military and business aviation customers is derived from services we provide on behalf of OEMs as a subcontractor and authorized provider for services the OEMs provide to their customers. As a result, we could be adversely affected by changes in demand by OEMs or OEMs’ customers or by a loss or non-renewal of an OEM authorization for any of our platforms.

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

Risks Related to Financial and Accounting Matters

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to accurately report our financial condition and results of operations in a timely manner or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us, subject us to litigation or significant financial or other penalties, and, as a result, affect the value of our common stock and our financial condition.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or consolidated financial statements will not be prevented or detected on a timely basis. As we have previously been a privately held company, we were not subject to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. The following are our material weaknesses:

•
We did not design and maintain (i) an effective control environment commensurate with our financial reporting requirements, specifically, we did not maintain a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, (ii) an effective risk assessment process at a sufficiently precise level to identify new and evolving risks of material misstatement in our financial statements and design and implement changes to our controls in response to those risks, (iii) effective monitoring controls to verify the proper and consistent functioning of our internal controls, and (iv) effective information and communication controls between various functions within the company to verify complete and accurate financial reporting. These material weaknesses contributed to the following additional material weaknesses:
•
We did not design and maintain adequate written policies and procedures for accounting and financial reporting. Further, we did not design and maintain effective controls related to the period-end financing reporting process and significant account balances, including ensuring that there is adequate documented evidence of a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting.
•
We did not design and maintain effective information technology ("IT") general controls over (i) program change management to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.

Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. To address our material weaknesses, we are now in the process of planning to implement measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. These measures include (i) hiring additional accounting and IT personnel to support the effectiveness of our processes and controls; (ii) devoting proper time by those personnel to perform a comprehensive review of procedures to assess and identify risks; (iii) developing monitoring controls and protocols that will allow us to timely assess the design and operating effectiveness of controls; (iv) designing effective information and communication controls between various functions within the Company to verify complete and accurate financial reporting; (v) implementing additional procedures to support a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting; and (vi) improving the design and testing of IT controls for IT systems that are relevant to the preparation of our financial statements, including with respect to program and data changes, user access controls, and computer operations controls.

While we believe these actions will contribute to the remediation of the material weaknesses we have identified, we have not completed the corrective processes, procedures and related evaluation or remediation that we believe are necessary. We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or to avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, or we identify new material weaknesses in the future, there could continue to be a reasonable possibility that these material weaknesses or others could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses. Significant estimates and judgments involve: determining the appropriate revenue recognition over time for our contracts, assessments of the fair value of assets acquired and liabilities assumed in business combinations, goodwill and other long-lived asset impairment assessments, provisions required for estimated inventory obsolescence or unmarketable inventory and valuation allowances required against deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.

We are subject to income taxes in the United States and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future results of operations could be adversely affected by changes in our effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the United States and the other jurisdictions in which we operate, such as the 15% global minimum tax under the Organisation for Economic Co-operation and Development Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. As of December 31, 2024, among the jurisdictions in which we operate, only the United Kingdom and France have enacted legislation adopting the Pillar Two Rules, effective in fiscal 2025.

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

Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. We intend to continue to make investments to execute our business strategy and may require additional funds for such development. In addition, our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to execute our business strategy through the issuance of new equity securities, debt or a combination of both. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, interest rates, bank failures, the state of the aviation industry, our level of indebtedness, our financial performance and credit ratings. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, debt and equity capital may not continue to be available to us on favorable terms, or at all, particularly due to our substantial indebtedness. See “Part I. Item 1A. Risk Factors —Risks Related to Our Indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness.” If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements or invest in future growth opportunities. In particular, macroeconomic factors, including interest rate increases and bank failures have caused disruption in the credit, financial and foreign exchange markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. Our inability to obtain financing on favorable terms, fund our capital requirements or invest in future growth opportunities could adversely affect our business, results of operations and financial condition.

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

Like other companies, we regularly experience cyber-based attacks. Cybersecurity threats are continuously evolving and include, but are not limited to, both attacks on our IT Systems and attacks on the IT systems of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, regulated data, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. Numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, particularly those adverse to the security interests of the United States and its allies, which target us and other defense contractors, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfiguration, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. Due to the evolving threat landscape, we and our third-party suppliers and vendors may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business.

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

In addition, we are subject to domestic and international cybersecurity-related laws and regulations, alongside government, customer and other cyber and security requirements. The scope and breadth of these requirements have expanded our compliance obligations, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment and compliance requirements, including the application and interpretation of such requirements, to continue to evolve, and staying apace with these regulatory changes could require us, our suppliers and our business partners to modify existing practices, increase operational and compliance expenditures, and incur new or additional information technology and product development expenses. Given that compliance with such requirements and regulatory changes can take time, it is possible that our practices may not at all times comply fully or partially with all applicable requirements. For example, certain of the Company’s contracts are subject to the Cyber security and IT controls requirements of Defense Federal Acquisition Regulation Supplement (“DFARS”) for the protection of “covered defense information” (as that term is defined in DFARS 252.204-7012 and DFARS 252.204.-7020). Additionally, as a contractor to the DoD, we must comply with the controls outlined in the National Institute of Standards and Technology Special Publication 800-171, its assessment reporting requirements and/or the DoD’s specific agency cybersecurity requirements.

Furthermore, we will become subject to enhanced requirements, including potential Cybersecurity Maturity Model Certification (“CMMC”) assessments and/or certifications as defined in 32 CFR Part 170 program rule, later in 2025 once the 48 CFR CMMC acquisition rule is approved. Depending on the U.S. DoD agency and type of contract, we might be required to receive specific third-party cybersecurity certifications to be eligible for contract awards. Any failure to comply with these requirements could restrict our ability to bid for, be awarded and/or perform on DoD contracts. The DoD expects that all new contracts will be required to comply with the CMMC by 2026, and initial requests for information and for proposal have already begun. To the extent we, or our subcontractors or other third parties on whom we rely, are unable to achieve certification in advance of contract awards that specify the requirement, we may be unable to bid on contract awards or follow-on awards for existing work with the DoD, which could materially and adversely affect our results of operations, financial condition, business and prospects. We will also be required to go through a recertification process periodically, which may increase our costs of compliance relating to such certification and may cause operational delays. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance. Further, as a United Kingdom government contractor, we are required to demonstrate our Cyber Essentials Certification on an annual basis. Due to our current contracts with the Australian Government, we must also comply with the eight cybersecurity controls outlined by the Australian Cyber Security Center (ACSC) Essential Eight framework. Actual or perceived non-compliance with such requirements could result in reputational, litigation and financial risks, losses and liabilities under our current contracts and adversely impact the prospects for certain new ones.

Compliance with ever evolving federal, state and foreign laws relating to the handling of data and information, including personal information, involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity and/or an erosion of trust, which could adversely affect our business, results of operations and financial condition.

We receive, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees and vendors. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process data on our behalf and have access to our IT Systems.

We and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving and developing. For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In addition, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (“CCPA”) requires covered businesses that process personal information of California residents (including residents acting in an employment and business-to-business capacity) to, among other things: provide certain disclosures to California residents regarding the business’s collection, use and disclosure of personal information; receive and respond to requests from California residents to access, delete and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA is enforceable by the California Attorney General and a new, additional enforcement bureau, the California Privacy Protection Agency. The California Privacy Protection Agency is continuously amending the CCPA regulations, building upon the requirements in the CCPA, including with respect to cybersecurity audits, automated decision‑making and risk assessments. In the event of an actual or perceived violation of the CCPA, these regulators could seek severe statutory damages, injunctive relief or agreed settlements providing for ongoing audit and reporting requirements. There is also a private right of action relating to certain data security incidents. We cannot yet fully predict the impact of the CCPA or subsequent guidance on our business or operations, however, the effects are potentially significant, especially for companies that provide services like ours, and could have an adverse effect on our business, results of operations, and financial condition. The CCPA has required and will likely continue to require us to modify our data collection or processing practices and policies or our business model and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

The enactment of the CCPA has also prompted a wave of new legislation in a number of U.S. states which impose, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly, creating a patchwork of overlapping, but different, state laws. There is also discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. Such legislation will likely add additional complexity, variation in requirements, restrictions and potential legal risk, and require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and changes in business practices and policies. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

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

Applicable requirements regarding data privacy and the processing of information in the United States, Europe and other jurisdictions, and the application and interpretation of such requirements, are continuously evolving and subject to potentially differing interpretations, which increases the complexity of compliance and has required, and may require in the future, us to modify our practices, implement a variety of compliance measures, and incur compliance-related costs and expenses. It is also possible that we could become subject to a regulatory inquiry or investigation and be required to take additional compliance steps or incur costs in remediating any identified issues. We are currently in the process of developing and updating our policies, procedures and data transfer mechanisms in accordance with requirements under applicable data privacy and protection laws and regulations. Additionally, as these requirements may be inconsistent from one jurisdiction to another or conflict with other rules or our practices, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

Furthermore, the regulatory framework around the development and use of emerging artificial intelligence (“AI”) technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations related to AI, machine learning, large language models, and additional emerging data technologies. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies have entered into force in the EU and United States. For example, in Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force and establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The majority of the EU AI Act’s substantive requirements, such as transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, will apply from August 2, 2026, and will impose penalties of between 3% and 7% of an undertaking’s worldwide annual turnover. Additionally, in the United States, AI technologies have been the subject of executive orders under both the Biden and Trump administrations, and legislation has also been introduced or passed at the state level. Such additional regulations may impact our ability to develop, use, procure and commercialize AI software or other AI technologies in the future and require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.

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

We could also encounter threats to our physical security, including our facilities and personnel, and threats from workplace violence, civil unrest, terrorism, or similar acts, any of which could disrupt our IT Systems and business. Our business, and the business of our suppliers, subcontractors, service providers and customers, could be disrupted by public health crises, such as pandemics and epidemics, and governmental, business and individual actions taken in response, damaging weather or other acts of nature, or other events outside our control. The impact of any such disruptions is difficult to predict, but it could lead to operational delays and detrimental impacts on our operations, diversion of management’s attention and resources or loss of business.

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

We rely on our trademarks and trade names to distinguish our services from the services of our competitors and have registered or applied to register our key trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Although we attempt to protect certain of our proprietary technologies by entering into confidentiality agreements with our employees, consultants and others who have access to such technologies and information, these agreements may be breached, and we cannot guarantee that we will have sufficient remedies in the event any of these agreements are breached. Furthermore, trade secret laws do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. Accordingly, despite our efforts to maintain these technologies as trade secrets, we cannot guarantee that others will not independently develop technologies with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Policing unauthorized use of our know-how, technology and intellectual property is difficult, costly, time-consuming and may not be effective. Third parties may knowingly or unknowingly infringe our proprietary rights. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Any litigation could be expensive to resolve, be time consuming and divert management’s attention, and may not ultimately be resolved in our favor. Furthermore, if we bring a claim to enforce our intellectual property rights against an alleged infringer, the alleged infringer may bring counterclaims challenging the validity, enforceability or scope of our intellectual property rights, and if any such counterclaims are successful, we could lose valuable intellectual property rights. Any of these events could seriously harm our business.

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

Risks Related to Government Regulation and Litigation

Changes to U.S. tariff and import/export regulations may have a negative effect on our business, financial condition and results of operations

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion, commentary and actions regarding potential significant changes to U.S. trade policies, treaties and tariffs. Effective March 4, 2025, the U.S. implemented a 25% additional tariff on imports from Canada (subject to certain exceptions for energy or energy resources) and Mexico, and a 20% additional tariff on imports from China. In response to these tariffs, Canada has proposed retaliatory tariffs, including on aerospace products, of 25%. On March 6, 2025, the Trump Administration announced that Canadian and Mexican goods covered by the U.S.-Mexico-Canada Agreement would not be subject to the additional 25% tariff until April 2, 2025. As of the date of this Annual Report, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China and Mexico, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. We have operations, customers and suppliers in the U.S., Canada and other countries and regularly import and export goods and services to and from those countries. An increase in tariffs could have a material impact on our costs and on the demand for our products and services.

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

We must comply with various laws and regulations relating to the export of products, services and technology and the economic and trade sanctions and other laws and regulations imposed, administered and enforced by the United States and other countries having jurisdiction over our operations. In the United States, these laws include, among others, the U.S. Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce, the U.S. Department of Labor, the Bureau of Industry and Security, the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State, the Directorate of Defense Trade Controls (“DDTC”) and the economic and financial sanctions and trade embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) or the U.S. Department of State. Certain of our products have military or strategic applications and are on the munitions list of the ITAR or represent so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. In addition, we must maintain a registration with DDTC under the ITAR. Sanctions laws and regulations, including those administered by OFAC, generally prohibit (unless authorized by relevant authorities) transactions or other business with certain countries or territories and individuals and entities that are targeted by sanctions, including those areas subject to U.S. trade embargoes (currently Cuba, Iran, Syria, North Korea, the Crimea region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic) and individuals and entities listed on Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List, as well as similar lists maintained by relevant regulators. Any failures to comply with these export controls and sanctions laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties, including the loss of export privileges. Any changes in export controls or sanctions or laws or regulations may further restrict the export of our products or the services that we may provide. Any restrictions on the export of our products or product lines, or on the services that we provide, could adversely affect our business, results of operations and financial condition.

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

Our business is subject to certain risks associated with doing business internationally. Most of our operations are in North America, but we also have operations in other markets and may, in the future, expand organically or through acquisition into additional markets. We have a presence in many different countries, with facilities in 11 countries. Revenue from our customers outside of the United States and Canada represented approximately 30% and 29% of our total revenue for the years ended December 31, 2024 and 2023, respectively.

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

We are subject to environmental, health and safety laws and regulations, violations of which could result in substantial costs, liabilities and impacts on our business and operations.

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

Certain environmental laws and regulations also impose strict joint and several liability for contamination or releases of hazardous substances or petroleum on former and current owners and operators of real property and in connection with third-party sites where parties have disposed wastes. These environmental laws can impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the contamination or release. The liability under these laws has been interpreted to be strict, joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. Historical contamination is known or suspected to exist at certain of our facilities. Certain of our facilities contain or have contained asbestos and lead-based paint. Under some circumstances, we could be held responsible for cleaning up contamination at or emanating from our facilities, including facilities that we have sold or transferred to other companies, or at or emanating from waste disposal sites we use or have used in the past. We could also be held liable for any damages resulting from our workforce’s occupational exposure to such contamination, including harmful agents associated with the engines and other equipment we service, and we may be required to manage, remove, remediate or abate hazardous conditions at our facilities, such as asbestos and lead-based paint. It is possible that such environmental liabilities and other costs could materially adversely affect our business, results of operations and financial condition.

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

Many U.S. laws governing environmental matters include civil and criminal provisions. If we were convicted of a violation of the federal Clean Air Act or Clean Water Act, the facility or facilities involved in the violation would be ineligible to be used in performing any U.S. government contract we are awarded, until the Environmental Protection Agency thereafter certifies that the condition giving rise to the violation has been corrected.

The strategic priorities and financial performance of our business are subject to market and other dynamics related to efforts to reduce greenhouse gas emissions, which can pose risks in addition to opportunities.

Given the nature of our business and the industries we serve, we must anticipate and respond to market, technological, regulatory and other changes driven by broader trends related to greenhouse gas emission reduction efforts in response to climate change and energy security concerns. These changes present risks for our business, which provides services to customers in the aviation sector that have historically been carbon-intensive, and we expect will remain important to efforts globally to lower greenhouse gas emissions. In the aerospace industry, greenhouse gas emission reduction over time may require a combination of continued technological innovation in the fuel efficiency of engines, expanded use of sustainable aviation fuels and the further development of hybrid-electric and electric flight and hydrogen-based aviation technologies. The risk of insufficient availability of low- carbon fuels (such as sustainable aviation fuels or hydrogen) may compromise the pace and degree of emission reduction within the aviation sector. Our success in advancing greenhouse gas emission reduction objectives across our business will depend in part on our actions, the actions of governments, regulators and other market participants to invest in infrastructure, create appropriate market incentives and to otherwise support the development of new technologies. The process of developing new high-technology products and enhancing existing products to mitigate climate change is often complex, costly and uncertain, and we may pursue strategies or make investments that do not prove to be commercially successful in the time frames expected or at all.

A failure by us or other industry participants to invest successfully in these technological developments, or to adequately position our businesses to benefit from the growth in adoption of new technologies, could adversely affect our competitive position, business, ability to attract and retain talent, results of operations, cash flows and financial condition. In addition, we face increasing expectations from many customers, suppliers, governments, regulators, investors, banks and project financiers regarding the roles that the private sector and individual companies play in decarbonization, which can result in additional costs and pose reputational or other risks for companies like ours that serve carbon-intensive industries based on the progress that we make over time in reducing emissions from our operations, products or services and achieving our publicly announced ambitions. We anticipate that we will continue to need to make investments in new technologies and capabilities and devote additional management and other resources in response to the foregoing expectations, and we may not realize the anticipated benefits of those investments and actions. Trends related to the global energy transition and decarbonization will affect the relative competitiveness of different types of service offerings within and across our business. Important factors that could impact our business include the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption and pace of implementation of climate change-related policies (such as carbon taxes, cap and trade regimes, increased efficiency standards, greenhouse gas emission reduction targets or commitments, incentives or mandates for particular types of energy or policies that impact the availability of financing for certain types of projects) at the international, national and sub-national levels or by customers, investors or other private actors.

Sustainability and environmental, social and governance (“ESG”) matters may adversely impact our business and reputation.

Investors, employees, customers, governmental and regulatory bodies and other stakeholders are increasingly focused on companies’ performances on a variety of sustainability and ESG matters, among other topics, which are considered to contribute to the long-term sustainability of companies’ performances. A variety of organizations measure the performances of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment and voting decisions, with some relying on proprietary or third-party ESG ratings to measure performances of companies on ESG parameters. Topics taken into account in such assessments include, among others, climate change, environmental impacts, employee engagement, human and labor rights, responsible sourcing, low carbon transition, sustainability transparency, the role of the board of directors in supervising various ESG issues and broader governance issues.

In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters that could otherwise materially impact our business and operations. For example, the SEC finalized rules that will require companies to provide certain climate-related disclosures, including with regards to greenhouse gas emissions and certain climate-related financial statement metrics. We are still assessing the scope and impact of these rules given how recently they were adopted, the subsequent legal challenges against the rules, and the expectation that the Trump Administration will not enforce the rules. We may also be subject to the newly adopted climate-related laws from the State of California that will require in-scope entities to disclose their greenhouse gas emissions, provide a climate-related financial risk report, as well as, for entities that market, sell, purchase, or use voluntary carbon offsets and/or make certain claims regarding the reduction of greenhouse gas emissions, publish information about the offsets and/or reduction claims annually on their website. We may also be subject to, or indirectly impacted by, the requirements of the European Union’s sustainability reporting directives and related Taxonomy Regulation. In addition, we may be subject to International Sustainability Standards Board’s sustainability and climate-related disclosure standards, as various countries have indicated their intent to incorporate, account for or otherwise adopt such standards as law, including the United Kingdom, Canada, Japan, Singapore, Australia and Kenya. Further, we may be impacted by carbon taxes and renewable energy and fuels utilization mandates implemented across our operating jurisdictions, as well as our suppliers and customers, which might increase operational costs and procurements costs, negatively impacting our business. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products, and, in turn, may adversely affect our business, results of operations and financial condition. Moreover, these requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Additionally, many of our suppliers, customers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.

In light of regulators’ and other stakeholders’ focus on sustainability and ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role or our own sustainability and ESG goals and values. This could lead to risks of litigation or reputational damage relating to our ESG policies or performance. As we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have made disclosures in these areas. Such disclosures may reflect aspirational goals, targets and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our reputation, customer attraction and retention and access to capital, expose us to reputational, regulatory or litigation risks or otherwise adversely affect our business, results of operations and financial condition.

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

From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of consumer product statutes or the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our business, results of operations and financial condition. See “Part II, Item 3. Legal Proceedings,” in this Annual Report.

We may face large liability claims, which could adversely affect our business, results of operations and financial condition.

Our operations expose us to potential liabilities for personal injury, death or property damage as a result of a failure or malfunction of an engine or aircraft for which we have provided services or should have provided services. In addition, many factors beyond our control could lead to liability claims, including:

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

We have in the past, and may in the future, have underfunded pension plan liabilities. We have required, and may require, current and future operating cash flow to fund these shortfalls.

We maintain defined benefit pension plans covering employees who meet age and service requirements. Assets available to fund the pension obligations of our two U.K. defined benefit plans were underfunded as of December 31, 2023. If we have underfunded pension plans in the future, we may need to make additional cash contributions to these plans, and this could divert resources from our operations and may adversely affect our business, results of operations and financial condition. In the event we need to make additional cash contributions to these plans in the future, this will divert resources from our operations and may adversely affect our business, results of operations and financial condition.

The requirements of being a public company may strain our resources, increase our costs, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform have imposed various requirements on public companies. The requirements of these rules and regulations have increased our legal, accounting and financial compliance costs, some of which we did not previously incur, and have made some activities more difficult, time-consuming and costly, and may place significant strain on our management, personnel, systems and resources. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur additional costs to maintain the same or similar coverage. Furthermore, several members of our management team have limited, if any, prior experience running a public company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations, such as this Annual Report. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business, results of operations and financial condition. Although we have hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

We have a significant amount of indebtedness. As of December 31, 2024, we had total indebtedness outstanding of $2,269.6 million, including $2,250.0 million under the New Credit Agreement. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations or have future borrowings available under the New 2024 Revolving Credit Facility to enable us to repay our indebtedness or to fund our other liquidity needs.

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

As of December 31, 2024, we had total indebtedness outstanding of $2,269.6 million, including $2,250.0 million under the New Credit Agreement. We and our subsidiaries may incur significant additional indebtedness in the future. Although the New Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional indebtedness. The additional indebtedness we may incur in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness (including, among others, trade payables and other expenses incurred in the ordinary course of business). Additionally, pursuant to the New Senior Secured Credit Facilities, we have the option to raise incremental term loans, to raise incremental revolving credit facility commitments, to increase the commitments under the New 2024 Term Loan Facilities and to increase the commitments under the New 2024 Revolving Credit Facility by certain amounts. If new debt is added to our current debt levels, the related risks that we now face would increase.

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

The terms of the New Credit Agreement impose restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests and may limit our ability to make payments on our indebtedness.

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

Borrowings under the New Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2024, assuming that the New Senior Credit Facilities were fully drawn, each 1 percentage point change in interest rates would have resulted in a change of approximately $30.0 million in annual interest expense on the indebtedness under the New Senior Credit Facilities. We have entered into, and may in the future enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness. Alternatively, any swaps we have entered into, or may enter into in the future, may not fully or effectively mitigate our interest rate risk.

We are a holding company with no operations and may not have access to sufficient cash to meet our financial obligations.

We are a holding company and have limited direct operations. Our most significant assets are the equity interests we directly and indirectly hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness, including the New Credit Agreement or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, our subsidiaries are separate and distinct legal entities and any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures under which our subsidiaries distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund our financial obligations.

Risks Related to Ownership of Our Common Stock

Our share price may change significantly, and you may not be able to resell our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock is likely to be volatile. The stock market has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your common stock at or above the price initially paid due to a number of factors such as those listed in other portions of this “Part I. Item 1A. Risk Factors” section and the following:

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

Carlyle owns approximately 62.8% of our common stock. Pursuant to the Stockholders Agreement, Carlyle has the right to designate eight of our nine directors and will continue to have the right to designate a majority of our directors until it owns less than 25% of our outstanding shares of common stock. As a result, Carlyle or its nominees to the board of directors will have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. So long as Carlyle continues to own a majority of our common stock, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Carlyle may differ from or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder. In addition, the price of our common stock may be volatile due to a smaller public float.

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

Carlyle owns a majority of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE and the rules of the SEC. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our common stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our common stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause the price of our common stock or trading volume to decline.

Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return, may adversely affect the trading price of shares of our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

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

As of December 31, 2024, we had U.S. federal disallowed interest expense carryforwards under Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), of approximately $824.0 million ($187.5 million tax effected). Our ability to utilize our disallowed interest expense carryforwards (the “Tax Attributes”) may become limited under Section 382 of the Code. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the IRS for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased as certain gains are, or are treated as, recognized during the five-year period beginning on the date of the “ownership change.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our organization’s cybersecurity program is informed by industry standards and industry-recognized practices, such as the NIST Cybersecurity Framework, ISO 27001, and CIS Controls. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use such industry standards and practices as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This helps us align with the specific requirements of diverse regulatory environments and industry benchmarks without compromising on security or efficiency.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include:

•
Risk Governance – A structured set of cybersecurity policies, standards and guidelines, including incident response and disaster recovery procedures, to help the organization meet compliance and business goals. We update policies periodically based on evolving regulatory and threat landscapes.
•
Risk Identification – We leverage a set of tools designed to identify cyber security risks and manage vulnerabilities according to impact and likelihood.

•
Risk assessments - Designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
Risk Response - A security team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents.
•
External Service Providers - We utilize external service providers, where we consider appropriate, to assess, test or otherwise assist with aspects of our security controls.
•
Risk Monitoring and Review – Monitoring of threats through threat intelligence feeds and security tools, the use of a Security Information and Event Management (SIEM) system for real-time detection, and periodic reassessments of risks as technology and threat landscapes evolve.
•
Training and Awareness – A dynamic role-based cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
Incident Management – Protocols that are designed to respond to cybersecurity incidents, including procedures for response, containment, eradication, and recovery.
•
Integration with Business Strategy – Cybersecurity risk considerations are factored into key business decisions and strategies, and cybersecurity initiatives are aligned with organizational risk appetite and priorities.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") the oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our VP of Information Security, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant. The management team, led by one of our Vice Presidents for Information Security and our SVP of Information Technology is primarily responsible for assessing and managing risks from cybersecurity threats.

•
Our VP of Information Security is responsible for leading the organization's information security program, strategy and ensuring the protection of digital assets. He has over 20 years of information technology experience, including leadership experience managing global information security, IT infrastructure and networking, experience designing comprehensive cybersecurity programs and managing and mitigating high profile cybersecurity incidents to ensure best information security practices and business continuity. Additionally, he has previously served as the CISO for the City of Plano, Texas at municipal government level and as the Information Security Principal performing various strategic and technological tasks with DynCorp International. He holds a Bachelor in Economics from University of San Buenaventura, Cali, Colombia and a Master of Science in Computer Information Systems with a concentration in Security from Boston University.
•
Our Senior VP of Information Technology is also responsible for oversight of our information security strategy, program, and operations. He has over 20 years of information technology experience, including leadership experience managing global information security, IT infrastructure and engineering. In the past, he has served in roles as Lead Technologist for Hewlett-Packard and as Global Product Manager for the Procter and Gamble Company. He holds a Bachelor of Science degree in Computer Engineering from Universidad Simón Bolívar, Venezuela, an MBA in International Business from Xavier University and a Master of Science degree in Computer Science from University of Southern California.

The management team also includes Technology SME’s, Legal advisors, Business Unit leaders, HR representatives and Finance representatives to further assist our VP of Information Security and SVP of Information Technology with assessing and managing our material risks from cybersecurity threats.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES

Our headquarters are located in Scottsdale, Arizona. Our facilities are located primarily in the United States, Canada and the United Kingdom. In the United States, our largest operation facilities are in San Antonio, Dallas and Houston, Texas, Cincinnati and Hillsboro, Ohio, Springfield, Illinois, Van Nuys, California, Augusta, Georgia, Maryville, Tennessee and Kansas City, Missouri and we have numerous sales and service facilities throughout the country. All our U.S. operating facilities are FAA authorized Repair Stations, pursuant to 14 C.F.R. Part 145. In the United Kingdom, our largest operation facilities are in Fleetlands, Portsmouth and Almondbank. In Canada, our largest operation facilities are in Winnipeg, Manitoba and Summerside, Prince Edward Island along with other smaller sales and service facilities throughout the country. We also have facilities in France, Singapore, Netherlands, Romania, Ireland, South Africa, Australia and Brazil. We believe that the equipment in use in our various facilities is of high quality, in part a result of capital expenditures made during the past several years and the redesign of certain of our facilities.

The following table sets forth certain information with respect to our material facilities:

Location	Production Area (Square Feet)	Use	Owned or Leased
Fleetlands, U.K.	731,000	Engine and airframe repair and overhaul	Owned

San Antonio, Texas, U.S.	716,000	Engine repair and overhaul	Leased

Winnipeg, Canada	637,000	Engine and component repair and overhaul	Owned/Leased

Cincinnati, Ohio, U.S.	460,000	Component repair and overhaul	Leased

Dallas, Texas, U.S.	384,000	Engine and component repair and overhaul	Leased

Springfield, Illinois, U.S.	199,000	Airframe repair and overhaul	Leased

Gonesse, France	182,000	Engine and component repair and overhaul	Owned

Almondbank, U.K.	178,000	Components and airframe repair and overhaul	Owned

Maryville, Tennessee, U.S.	167,000	Engine repair and overhaul	Owned/Leased

Portsmouth, U.K.	159,000	Engine and component repair and overhaul	Owned

Location	Production Area (Square Feet)	Use	Owned or Leased

Summerside, Canada	157,000	Engine repair and overhaul	Owned

Augusta, Georgia, U.S.	137,000	Airframe and engine repair and overhaul	Leased

Houston, Texas, U.S.	127,000	Airframe and engine repair and overhaul	Leased

Kansas City, Missouri, U.S.	127,000	Component repair and overhaul	Leased

Hillsboro, Ohio, U.S.	108,000	Component repair and overhaul	Owned

Singapore	89,000	Engine and component repair and overhaul	Leased

Van Nuys, California, U.S.	75,000	Airframe and engine repair and overhaul	Leased

Stockton, California, U.S.	63,000	Component repair and overhaul	Leased

Miami, Florida, U.S.	63,000	Component repair and overhaul	Leased

Langley, Canada	61,000	Airframe repair and overhaul	Leased

Prahova, Romania	53,000	Component repair and overhaul	Leased

Cork, Ireland	50,000	Component repair and overhaul	Leased

Phoenix, Arizona, U.S.	40,000	Engine and component repair and overhaul	Owned/Leased

Fort Myers, Florida, U.S.	25,000	Component repair and overhaul	Leased

Westminster, Canada	24,000	Engine repair and overhaul	Leased

Brisbane, Australia	23,000	Engine repair and overhaul	Owned

Scottsdale, Arizona, U.S.	19,000	Corporate headquarters	Leased

Johannesburg, South Africa	18,000	Engine repair and overhaul	Leased

Hialeah, Florida, U.S.	18,000	Component repair and overhaul	Leased

Location	Production Area (Square Feet)	Use	Owned or Leased

Miramar, Florida, U.S.	17,000	Asset management	Leased

Palm City, Florida, U.S.	17,000	Component repair and overhaul	Leased

Broomfield, Colorado, U.S.	14,000	Component repair and overhaul	Leased

Pittsburgh, Pennsylvania, U.S.	12,000	Engine and component repair and maintenance	Leased

New London, North Carolina, U.S.	12,000	Engine and component repair and maintenance	Leased

St. Paul, Minnesota, U.S.	11,000	Engine and component repair and maintenance	Leased

Opa Locka, Florida, U.S.	10,000	Airframe and engine repair and overhaul	Leased

West Palm Beach, Florida, U.S.	10,000	Engine and component repair and maintenance	Leased

Belo Horizonte, Brazil	6,000	Engine and component repair and maintenance	Leased

St. Louis, Missouri, U.S.	5,000	Engine and component repair and maintenance	Leased

We have multiple facilities in certain of these locations and, in addition, we have sales and service facilities located in North America.

ITEM 3. LEGAL PROCEEDINGS

We are and may become involved in certain legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and worker’s compensation claims. Consistent with GAAP, we have established reserves when the liability is probable, and the loss is capable of being reasonably estimated. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. For further discussion please see Note 15, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 2, 2024, our common stock began trading on the New York Stock Exchange under the symbol “SARO.” Prior to that time, there was no public market for our common stock.

Holders

As of March 6, 2025, there were 147 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. In addition, our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. The covenants in the New Credit Agreement significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.

Recent Sales of Unregistered Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Stock Performance Graph

The following graph compares the total stockholder return from October 2, 2024, the date on which our common stock commenced trading on the New York Stock Exchange, NYSE, through December 31, 2024, of (i) our common stock, (ii) the Standard and Poor's 500 Stock Index, or S&P 500 Index, and (iii) the Standard and Poor's Aerospace and Defense Select Industry Index, or S&P Aerospace & Defense Select Index. The stock performance graph assumes an initial investment of $100 in the Company's common stock and each index at their closing prices on October 2, 2024.

The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

Use of Proceeds from Registered Securities

On October 1, 2024, in connection with our IPO, we issued and sold 53,250,000 shares of our common stock at a price to the public of $24.00 per share, resulting in gross proceeds to us of approximately $1,278.0 million and net proceeds to us of approximately $1,202.8 million, after deducting underwriting discounts of $67.1 million and offering expenses of approximately $8.1 million. All shares issued and sold were registered pursuant to a registration statement on Form S‑1 (File No. 333-281992), as amended (the “Registration Statement”), declared effective by the SEC on October 1, 2024. J.P. Morgan Securities LLC and Morgan Stanley & Co LLC acted as representatives of the underwriters for the IPO. The IPO terminated after the sale of all securities registered pursuant to the Registration Statement. No offering expenses were paid or are payable, directly or indirectly, to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except TCG Capital Markets L.L.C., an affiliate of Carlyle, acted as an underwriter for the IPO.

We fully used the net proceeds from the IPO to: (i) redeem all $475.5 million aggregate principal amount of the Prior Senior Notes outstanding, at a redemption price equal to 100% of the aggregate principal amount thereto; and (ii) prepay approximately $523.7 million aggregate principal amount of the 2024 Term B-1 Loans and approximately $201.9 million aggregate principal amount of the 2024 Term B-2 Loans.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand StandardAero, Inc. The MD&A is a discussion of our financial condition and results of operations and should be read in conjunction with our audited historical consolidated financial statements and the accompanying notes elsewhere in this Annual Report. Some of the information included in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties that should be reviewed. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Part I. Item 1A. Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “we,” “us,” and “our” refer to StandardAero, Inc. and its subsidiaries.

The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2024 and 2023. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2023 and 2022 can be found in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus on Form 424(b)(3) filed with the SEC on October 2, 2024.

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

Operating Segments

We manage our business in line with our service offerings with two reportable segments: Engine Services and Component Repair Services.

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

Our Component Repair Services segment provides engine component and accessory repairs to commercial aerospace, military and other end markets. Revenue in the Component Repair Services segment is derived from the engine piece part and accessory repairs that we perform, repair development engineering and other related services, and some engine new part manufacturing. Cost of revenue consists primarily of cost of materials, direct labor and overhead.

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

The number of aircraft in operation and the utilization of those aircraft are generally tied to global air travel over the long-term, which has historically grown in excess of GDP driven by secular tailwinds such as globalization, rising middle class population and wealth, increasing demand for leisure travel, growth in corporate earnings and e-commerce and technological advancements in aviation. The age and utilization of the existing installed base have increased as supply chain issues and regulatory constraints delay the delivery of new aircraft. Engine aftermarket services demand is also expected to further increase through the remainder of the decade due to upcoming shop visits resulting from a large number of engines delivered in the 2010s continuing to age and entering prime maintenance periods. In the military and helicopter end market, ongoing geopolitical tensions continue to drive significant defense investment. In the business aviation end market, this strong fleet growth is expected to drive a continued increase in demand for business jet engine maintenance services.

While the recent supply chain disruptions across our end markets are causing older aircraft and engines to remain in service longer and increasing their maintenance demand, our business also depends on maintaining a sufficient supply of parts, components and raw materials to meet the requirements of our customers. In recent years, we have experienced supply chain delays that impacted the availability of parts and ultimately engine throughput across all of our end markets. Any disruption to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support to our customers timely and efficiently and may increase our working capital as we wait for parts for the engines we service. Any such disruptions could adversely affect our business, results of operations and financial condition. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Industry—We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition.” In addition, the implementation of tariffs has the potential to disrupt global trade and existing supply chains and impose additional costs on our business. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products or services, this could lead to decreased demand for our products and services, which would negatively impact our results of operations, cash flows, and financial condition. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Industry—United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.”

Key Factors Affecting the Comparability of Our Results of Operations

Our results have been affected by, and may in the future be affected by, the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Recent Developments

Initial Public Offering

On October 2, 2024, the Company completed its initial public offering (“IPO”) of ordinary shares at a price of $24.00 per share. The offering included 69,000,000 registered ordinary shares, of which, the Company issued and sold 53,250,000 ordinary shares and the selling existing stockholders sold 15,750,000 ordinary shares, including 9,000,000 ordinary shares issued pursuant to the full exercise of the Underwriters' option to purchase additional shares from the selling existing stockholders. The ordinary shares sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (the “IPO Registration Statement”), which was declared effective by the SEC on October 1, 2024. The IPO generated net proceeds from the primary issuance of shares of $1,202.8 million after deducting underwriting discounts and commissions of approximately $67.1 million and estimated offering expenses of $8.1 million.

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

The proceeds of the New 2024 Term Loans and approximately $95.0 million of the proceeds of the loans drawn under the New 2024 Revolving Credit Facility were used on the closing date of the New Credit Agreement to (i) repay in full amounts outstanding under each of (A) the Prior Credit Agreement and (B) the Prior ABL Credit Agreement, each of which were terminated upon repayment, and (ii) pay certain related fees, costs and expenses.

Business Combinations

To continue to grow our business, we are continually acquiring and investing in companies that share our common goal of providing the market with aftermarket services across multiple engine platforms. During the years ended December 31, 2024, and December 31, 2023, we acquired the following entities:

On August 23, 2024, we acquired Aero Turbine, Inc. ("Aero Turbine"), a provider of engine component repair and other value-added engine aftermarket services for U.S. and international customers for an estimated purchase price of approximately $132.0 million, comprising an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026, subject to post-closing adjustments. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The acquisition was funded with borrowings under the ABL Credit Facility, which was repaid on September 6, 2024 with incremental borrowings from the Prior 2024 Term Loan B-1 Facility and the Prior 2024 Term Loan B-2 Facility.

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

Public Company Expenses

We have incurred, and expect to continue to incur, certain non-recurring professional fees and other expenses as part of our transition to a public company. As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies, for which we expect to incur additional recurring expenses. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal control over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements following our initial public offering will reflect the impact of these expenses. See “Part I. Item 1A. Risk Factors—Risks Related to Management and Employees—The requirements of being a public company may strain our resources, increase our costs, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.”

Key Performance Indicators and Non-GAAP Financial Measures

We use certain non-GAAP key performance indicators to evaluate our business operations, including Adjusted EBITDA and Adjusted EBITDA Margin.

The non-GAAP financial measures presented in this Annual Report are supplemental measures of our performance that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for financial, operational and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense, depreciation and amortization, further adjusted for certain non-cash items that we may record each period, as well as non-recurring items such as acquisition costs, integration and severance costs, refinancing fees, business transformation costs and other discrete expenses, when applicable. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important metrics for management and investors as they remove the impact of items that we do not believe are indicative of our core operating results or the overall health of our company and allows for consistent comparison of our operating results over time and relative to our peers.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin:

	Year Ended December 31,
	2024	2023
	(in millions, except percentages)
Net income (loss)	$11.0	$(35.1)
Income tax expense	70.8	40.2
Depreciation and amortization	188.1	197.1
Interest expense	282.5	309.6
Business transformation costs (LEAP and CFM) (4)	43.2	11.4
IPO-related costs	26.9	—
Refinancing costs	23.7	19.9
Loss on debt extinguishment	15.3	6.2
Stock compensation (2)	17.4	—
Integration costs and severance (1)	2.8	1.4
Acquisition costs (3)	1.4	1.5
Other (5)	7.4	8.9
Adjusted EBITDA	$690.5	$561.1
Revenue	$5,237.2	$4,563.3
Net income (loss) margin	0.2%	(0.8)%
Adjusted EBITDA Margin	13.2%	12.3%

(1)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(2)
Represents non-cash stock compensation expense associated with awards issued under 2019 Long-Term Incentive Plan in connection with Carlyle’s ownership. Because those awards do not vest until a liquidity event, the Company did not begin recognizing any associated stock compensation expense until the Company’s IPO on October 2, 2024, when a liquidity event became probable.” See Note 19, “Stock Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report for additional details.
(3)
Represents transaction costs incurred in connection with planned and completed acquisitions, including legal and professional fees, debt arrangement fees and other third-party costs.
(4)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(5)
Represents other non-recurring costs including quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and other non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 17, "Related Party Transactions" to our consolidated financial statements included elsewhere in this report for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

Key Components of Results of Operations

The following discussion provides a brief description of certain items that appear in our consolidated financial statements and the general factors that impact these items.

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

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense primarily consists of expenses related to the selling of our services to our customers and maintaining a global sales support network, including salaries of our direct sales force. General costs to support the administrative requirements of the business such as finance, accounting, information technology, human resources and general management are also included.

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

Refinancing costs

Refinancing costs primarily consists of costs incurred for the amendments to the Prior Credit Agreement in March and September 2024 and August 2023, and costs incurred for the New Credit Agreement in October 2024.

Loss on debt extinguishments

Loss on debt extinguishments primarily consists of the write-off of unamortized charges related to the extinguished portions of the Prior 2023 and Prior 2024 Term Loan Facilities, the Prior ABL Credit Facility and the redemption of the Prior Senior Notes.

Income tax expense (benefit)

Our provision for income tax expense (benefit) is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	%
	(in millions)
Revenue	$5,237.2	$4,563.3	15%
Cost of revenue	4,483.0	3,928.0	14%
Selling, general and administrative expense	254.1	202.8	25%
Amortization of intangible assets	95.4	93.7	2%
Acquisition costs	1.4	1.5	(7)%
Operating income	403.3	337.3	20%
Interest expense	282.5	309.6	(9)%
Refinancing costs	23.7	19.9	19%
Loss on debt extinguishment	15.3	6.2	147%
Other income	—	(3.5)	(100)%
Income before income taxes	81.8	5.1	1,504%
Income tax expense	70.8	40.2	76%
Net income (loss)	$11.0	$(35.1)	(131)%

Revenue. Revenue increased $673.9 million, or 14.8%, to $5,237.2 million for the year ended December 31, 2024 from $4,563.3 million for the year ended December 31, 2023. Revenue increased as a result of overall growth across each of our commercial aerospace, military and helicopter, and business aviation end markets. The increase in revenue generated from our commercial aerospace end market of $605.9 million, or 24.6%, to $3,066.5 million for the year ended December 31, 2024 from $2,460.6 million for the year ended December 31, 2023 was primarily driven by the increases in engine and component usage and maintenance demand as well as additional market share capture on certain engine platforms we service, which benefited from the continued growth in commercial air travel demand and improvement in pilot shortages that impacted the regional jet markets. The increase in revenue generated from our business aviation end market of $77.9 million, or 8.0%, to $1,046.9 million and our military and helicopter end market of $5.6 million, or 0.6%, to $973.8 million for the year ended December 31, 2024, compared to the same period of 2023, was primarily attributable to the demand strength on the platforms that we service. Those increases were partially offset by ongoing supply chain delays that impacted the availability of parts and ultimately engine throughput across all of our end markets.

Cost of revenue. Cost of revenue increased $555.0 million, or 14.1%, to $4,483.0 million for the year ended December 31, 2024 from $3,928.0 million for the year ended December 31, 2023. This increase was driven by a growth in volumes, which drove higher material and direct labor expenses, as well as increased other overhead costs directly related to the performance of aftermarket services.

The following table sets forth our total cost of revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in millions)
Material	$3,230.9	$2,811.8
Labor	896.4	802.0
Other	355.7	314.2
Total cost of revenue	$4,483.0	$3,928.0

Selling, general and administrative expense. SG&A expense was $254.1 million and $202.8 million for the years ended December 31, 2024 and 2023, respectively, and was 4.9% and 4.5% of revenue for each of the years ended December 31, 2024 and 2023. The $51.3 million increase in SG&A expense was due in large part to a $26.9 million increase in costs mainly attributable to the IPO and a $17.4 million charge taken for the company's initial recognition of stock compensation expense. The stock compensation expense relates to awards issued under 2019 Long-Term Incentive Plan in connection with Carlyle’s ownership. Because those awards do not vest until a liquidity event, the Company did not begin recognizing any associated stock compensation expense until the Company’s IPO on October 2, 2024, when a liquidity event became probable.

Amortization of intangible assets. Amortization of intangible assets was $95.4 million and $93.7 million for the years ended December 31, 2024 and 2023, respectively. The increase is primarily driven by the intangible assets allocated to customer relationships resulting from the Aero Turbine acquisition on August 23, 2024.

Acquisition costs. Acquisition costs of $1.4 million for the year ended December 31, 2024 were incurred primarily due to the acquisition of Aero Turbine on August 23, 2024. Acquisition costs of $1.5 million for the year ended December 31, 2023 were incurred primarily due to the acquisition of Western Jet Aviation on February 2, 2023.

Interest expense. Interest expense was $282.5 million and $309.6 million for the years ended December 31, 2024 and 2023, respectively. The decrease in interest expense is attributable to (i) the repayment of $200.0 million on the Prior Senior Notes in March 2024, (ii) the repayment of the remaining balance of the Prior Senior Notes concurrent with the IPO in October 2024, and (iii) the refinancing of the Prior 2023 Revolving Credit Facility and the Prior Term Loan facilities resulting in a weighted average interest rate of borrowings for the years ended December 31, 2024 and 2023 of 8.7% and 9.2%, respectively, as the underlying benchmark rates on our floating rate debt instruments continued to decline during 2024, which, along with the repayment of indebtedness with the proceeds of our IPO, drove the lower interest expense in the year. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $23.7 million were incurred during the year ended December 31, 2024, of which $6.4 million were incurred for the amendments of the Prior Credit Agreement in March and September 2024, and $17.3 million were incurred for the New Credit Agreement in October 2024. Refinancing costs of $19.9 million associated with the amendment of the Prior Credit Agreement in August 2023 were incurred during the year ended December 31, 2023.

Loss on debt extinguishments. A $15.3 million loss on debt extinguishments was recorded during the year ended December 31, 2024, $8.6 million due to the redemption of the Prior Senior Notes, $4.3 million due to the extinguishment of the Prior 2023 and Prior 2024 Term Loan Facilities, $2.0 million due to the extinguishment of the Prior ABL Credit Facility and $0.4 million due to the extinguishment of the Prior 2023 Revolving Credit Facility. A $6.2 million loss on debt extinguishments was recorded during the year ended December 31, 2023, due to the write-off of unamortized deferred finance charges and debt discount related to the extinguished portion of the 2019 Term Loan Facilities and 2021 Term Loan Facility (both defined below) related to the refinancing activity.

Income tax expense. Income tax expense was $70.8 million for the year ended December 31, 2024, as compared to $40.2 million for the year ended December 31, 2023, an increase of $30.6 million. Of this increase, $22.2 million was driven by the increase in pre-tax income. In addition, $5.23 million related to an adjustment to our state deferred tax rate and $2.5 million related to non-deductible officer compensation. The tax expense and corresponding effective tax rate for 2024 and 2023 were high primarily due to the Global Intangible Low-taxed Income (GILTI) provision which was enacted in 2017 as part of the Tax Cuts and Jobs Act as well as the partial valuation allowance recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Internal Revenue Code.

Other Income. There was no other income recorded for the year ended December 31, 2024 and $3.5 million for the year ended December 31, 2023, due to a 2023 adjustment related to a tax benefit, with no such adjustments in 2024.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Year Ended December 31,
	2024	2023
	(in millions, except percentages)
Engine Services
Segment Revenue	$4,644.8	$4,049.9
Segment Adjusted EBITDA	$610.9	$519.1
Segment Adjusted EBITDA Margin	13.2%	12.8%
Component Repair Services
Segment Revenue	$592.4	$513.4
Segment Adjusted EBITDA	$154.7	$125.3
Segment Adjusted EBITDA Margin	26.1%	24.4%

For a discussion of Segment Adjusted EBITDA, see Note 24, "Segment Information" to our consolidated financial statements included in this Annual Report.

Engine Services

Engine Services segment revenue increased $594.9 million or 14.7% to $4,644.8 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Revenue generated from our commercial aerospace end market increased $551.2 million or 25.7%, primarily driven by the increases in higher engine repair and maintenance demand as well as additional market share capture on certain engine platforms we service, which benefited from the continued growth in commercial air travel demand and improvement in pilot shortages that impacted the regional jet markets. Revenue generated from our business aviation end market increased $77.9 million or 8.0%, primarily attributable to the demand strength on the platforms that we service. These increases were partially offset by ongoing supply chain delays that impacted on the availability of parts and ultimately engine throughput across all our end markets.

Engine Services Segment Adjusted EBITDA increased $91.8 million, or 17.7% to $610.9 for the year ended December 31, 2024 from $519.1 million for the for the year ended December 31, 2023. The increase was primarily driven by increases in revenue.

Component Repair Services

Component Repair Services segment revenue increased $79.0 million, or 15.4% to $592.4 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Revenue generated from our commercial aerospace end market increased $54.7 million or 17.3%, primarily driven by an increases in component repair, which benefited from the continued growth in commercial air travel demand and reductions in pilot shortages that impacted the regional jet markets. Revenue generated from our military and helicopter end market increased $37.0 million or 56.6%, primarily attributable to the acquisition of Aero Turbine and demand strength on the platforms that we service.

Component Repair Services Segment Adjusted EBITDA increased $29.4 million, or 23.5%, to $154.7 million for the year ended December 31, 2024. The increase was primarily driven by increases in revenue and the acquisition of Aero Turbine.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of December 31, 2024 and December 31, 2023:

	As of December 31,
	2024	2023
	(in millions)
Cash	$102.6	$58.0
Net working capital (total current assets less total current liabilities)	1,211.6	1,066.3
Total debt (including current portion) (1)	2,231.4	3,198.8
Total stockholders' equity	2,373.4	1,146.7

(1)
Includes unamortized discounts of $22.5 million and $26.9 million as of December 31, 2024 and 2023, respectively, and unamortized deferred finance charges of $15.7 million and $33.6 million as of December 31, 2024 and 2023, respectively.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of December 31, 2024, we had $837.7 million of available liquidity, consisting of $102.6 million cash on hand, $735.1 million available under the New 2024 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and the New 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the foreseeable future. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Agreement” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of December 31, 2024 and 2023, our debt outstanding consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
New 2024 Term loan facilities	$2,250,000	$—
Prior 2023 Term loan facilities	—	2,562,125
Prior Senior Notes	—	675,468
Finance leases	18,375	20,260
Other	1,230	1,426
	2,269,605	3,259,279
Less: Current portion	(23,449)	(26,676)
Unamortized discounts	(22,456)	(26,873)
Unamortized deferred finance charges	(15,723)	(33,622)
Long-term debt	$2,207,977	$3,172,108

As of December 31, 2024, we had the following debt agreements:

•
The New 2024 Term Loan Facilities under the New Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,250.0 million, maturing on October 31, 2031.
•
$750.0 million New 2024 Revolving Credit Facility under the New Credit Agreement, under which we had no outstanding borrowings, maturing on October 31, 2029.
•
$19.6 million in finance leases and other debt.

New Credit Agreement Covenant Compliance

The New 2024 Revolving Credit Facility is subject to a springing financial covenant, which requires us to maintain a maximum consolidated first lien net leverage ratio that is tested quarterly, at the end of any fiscal quarter, when more than 40% of the New 2024 Revolving Credit Facility (excluding, among other things, all letters of credit incurred under the New 2024 Revolving Credit Facility (whether or not cash collateralized) and adjusted cash and cash equivalents of the Borrowers and their restricted subsidiaries) is utilized on such date. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Agreement” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities.

The New Credit Agreement contains certain financial reporting covenants that require us to present periodic financial metrics to our lenders. One such financial reporting metric is Consolidated EBITDA as defined in the New Credit Agreement. The definition of Consolidated EBITDA utilized for these debt reporting covenants differs from the definition of Adjusted EBITDA presented in this Annual Report in that it represents Adjusted EBITDA as further adjusted for certain additional items including, among other things, certain start-up costs to give pro forma effect to acquisitions, including resulting synergies, and cost savings. The table below highlights the differences between Adjusted EBITDA presented in this Annual Report and Consolidated EBITDA presented to our creditors:

Period	Amount
(in millions)
Year ended December 31, 2024	$5.0
Year ended December 31, 2023	$3.4

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

As of December 31, 2024, we were in compliance with the covenants in the New Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Consolidated statements of cash flows data:	(in millions)
Net cash provided by operating activities	$76.3	$67.9
Net cash used in investing activities	(235.5)	(112.9)
Net cash provided by (used in) financing activities	203.8	(14.7)
Effect of exchange rate changes on cash	—	(2.4)
Net increase (decrease) in cash	44.6	(62.1)
Cash at beginning of period	58.0	120.1
Cash at end of period	$102.6	$58.0

Year Ended December 31, 2024

Net cash provided by operating activities for the year ended December 31, 2024 was $76.3 million. The factors affecting our operating cash flows during 2024 included net income of $11.0 million and non-cash charges of $209.4 million, partially offset by a $144.1 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $187.1 million in depreciation and amortization, $17.4 million in stock compensation expense and $15.3 million for loss on debt extinguishment, partially offset by a $22.5 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the year ended December 31, 2024 of $235.5 million was primarily due to investments made to stand up our LEAP-1A and LEAP-1B program, and consisted of $123.2 million of purchases of property, plant and equipment, rental engines and intangible assets, and $114.1 million for the acquisition of Aero Turbine on August 23, 2024.

Net cash provided by financing activities for the year ended December 31, 2024 of $203.8 million was primarily attributable to the proceeds from the IPO of $1,202.8 million combined with proceeds from the issuance of long-term debt of $3,247.0 million, of which $2,250.0 million was drawn on the New 2024 Term Loan Facilities, $400.0 million under the Prior 2024 Term Loan Facilities, $502.0 million on the Prior ABL Credit Facility and $95.0 million on the New 2024 Revolving Credit Facility. Proceeds from the IPO and the issuance of long-term debt were partially offset by the repayment of long-term debt of $4,235.5 million, primarily comprised of $2,962.0 million of payments on the Prior Term Loan Facilities, $675.5 on the Prior Senior Notes, $502.0 million on the Prior ABL Facility and $95.0 million on the New 2024 Revolving Credit Facility.

Year Ended December 31, 2023

Net cash provided by operating activities for the year ended December 31, 2023 was $67.9 million. The factors affecting our operating cash flows during 2023 were our net loss of $35.1 million and a net change in our operating assets and liabilities of $99.5 million, partially offset by non-cash charges of $202.4 million. The non-cash charges primarily consisted of $197.1 million in depreciation and amortization, $15.3 million in amortization of deferred finance charges and discounts, $6.2 million in the loss on debt extinguishment in connection with the amendment of the Prior Credit Agreement during 2023, and $3.2 million in foreign exchange loss, partially offset by $19.8 million in deferred income taxes.

Net cash used in investing activities for the year ended December 31, 2023 of $112.9 million was primarily due to investments made to stand up our LEAP-1A and LEAP-1B program, and consisted of $55.1 million of purchases of property, plant and equipment and rental engines, $30.2 million for the acquisition of intangible assets and $31.1 million for the acquisition of Western Jet on February 2, 2023. Net cash used for investment was offset by the proceeds from the disposal of property, plant and equipment and rental engines of $3.5 million.

Net cash used in financing activities for the year ended December 31, 2023 of $14.7 million was primarily related to incremental borrowings from the issuance of the Prior 2023 Term Loan Facilities of $1,479.6 million, partially offset by the repayment of $1,488.4 million of the 2019 Term Loan Facilities and 2021 Term Loan Facility, the payment of deferred financial charges of $2.9 million associated with the refinancing activities and the repayment of long-term agreements of $3.0 million.

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

Our accounting estimates discussed below are important to the presentation of our results of operations and financial condition and require the application of judgment by our management in determining the appropriate assumptions and estimates. These assumptions and estimates are based on our previous experience, trends in the industry, the terms of existing contracts and information available from other outside sources and factors. Adjustments to our financial statements are recorded when our actual experience differs from the expected experience underlying these assumptions. These adjustments could be material if our experience is significantly different from our assumptions and estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions.

Revenue recognition

Revenue is recognized on contracts with customers for arrangements in which services and pricing are fixed and/or determinable and are generally based on customer purchase orders. We recognize revenue for performance obligations within a customer contract when control of the associated product or service is transferred to the customer. We have three significant types of aftermarket services revenue contracts: fixed price contracts, time and materials contracts and engine utilization contracts. The performance obligation in a contract can include: (i) repair services and parts/modules embodied and (ii) engine rental revenue. Most of the Company's arrangements with customers create a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct.

For these contracts, we recognize revenue over time using the input method with revenue being recognized proportionately to costs incurred relative to total expected costs to satisfy the performance obligation. We believe that costs incurred are an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. We consider the estimation of total costs to be a critical accounting estimate and require significant judgment. The key assumptions by contract type include in the following:

Fixed price, time and material contracts

Assumptions regarding total costs require significant judgment with regard to materials, labor and overhead costs that are affected by our ability to achieve technical requirements and schedule requirements, as well as our estimation of internal and subcontractor performance and inflation trends. We continually review and update our assumptions based on program performance. Material changes in assumptions may result in positive or negative cumulative catch-up adjustments related to revenue previously recognized.

To determine the revenue recognized at each period end for contracts in progress, we use a portfolio approach by applying an estimated margin by engine platform to the contract costs incurred. The estimated margin by engine platform is based on average historical margins on similar completed contracts. We apply judgment when determining the estimated margin by engine platform, which includes evaluating the appropriateness of using average historical margins by engine platform for completed contracts on similar contracts in progress. Revenue recognized related to open work orders had accumulated costs of $987.4 million, which resulted in $1,136.4 million of our total revenue for the year ended December 31, 2024. A 1% change in the estimated margin by engine platform for open work orders would have resulted in a $13.2 million change in revenue for the year ended December 31, 2024, which represents 0.3% of total revenue and 3.3% of operating income for the year ended December 31, 2024.

Engine utilization contracts

Assumptions regarding total costs require significant judgment with regard to total number of events along with materials, labor and overhead costs that are affected by our ability to achieve technical requirements and schedule requirements, as well as our estimation of internal and subcontractor performance and inflation trends.

Additionally, we estimate the variable consideration of the total contract revenue and costs in our engine utilization contracts. The estimates used are based on our expected value with respect to the customer’s utilization of engines during the contract and only recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As a result, such estimates may be materially impacted by changes in the customer’s engine utilization including, as a result of general economic slowdowns, fleet retirements and changes in the customer’s agreements. As a significant change in one or more of these estimates could affect the profitability of a contract, estimates are reviewed and updated on a quarterly basis. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate.

Business combinations

When we acquire a business, we allocate the purchase price by recognizing assets acquired and liabilities assumed based on their estimated fair values at acquisition date with any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired recognized as goodwill. A preliminary fair value is determined once a business is acquired, with the final determination of fair value completed no later than one year from the date of acquisition.

The determination of the estimated fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, asset lives and selection of comparable companies. We engage the assistance of valuation specialists when necessary, in determining the fair value of assets acquired and liabilities assumed in business combinations that are required. The determination of the estimated fair value of the inventories is consistent with our inventory accounting policy, including the estimation of obsolescence or unmarketable inventory on a part-by-part basis using aging profiles.

The fair value of the intangible assets is estimated using several valuation methodologies, including income-based or market-based approaches, which represent Level 3 fair value measurements. The value of customer relationships, OEM authorizations, trademarks and technology and other is typically estimated based on a multi-period excess earnings approach or a relief-from-royalty approach. The more significant inputs used in the intangible asset valuation include: (i) future revenue growth rates, (ii) projected gross margins, (iii) the customer attrition rate and (iv) the discount rate. The useful lives are estimated based on the future economic benefit expected to be received from the assets.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable assets of businesses acquired and accounted for under the purchase method. Impairment testing of goodwill is performed annually and if there is indication that a triggering event has occurred, such as an operating loss or a significant adverse change in our business. We perform our annual impairment testing as of October 1st of each year. We have the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than its carrying amount. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall reporting unit performance and events directly affecting a reporting unit. If we determine that it is not more likely than not that the carrying value is greater than the fair value, no additional test is required. However, if we conclude otherwise or elect not to perform the qualitative assessment then a quantitative impairment test is performed by comparing the fair value of the reporting unit with its carrying value, including goodwill. Projections used in impairment testing include the use of future cash flow and operating projections, which by their nature, are subjective. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to forecasted revenue growth rates, forecasted operating margins and the weighted average cost of capital. Estimating the fair value of individual reporting units also requires that management make assumptions and estimates regarding future plans and strategies and economic, geopolitical and regulatory conditions. If we determine that the carrying value exceeds the fair value, an impairment to goodwill is recognized equal to the excess and is limited to the total amount of goodwill allocated to the reporting unit, as a charge in the Consolidated Statements of Operations. We completed our annual impairment tests during the years ended December 31, 2024 and 2023, by performing a qualitative analysis and determined that no impairment had occurred.

Inventories

Inventories are recorded at the lower of cost and net realizable value with cost being determined on a first-in first-out basis. Costs include materials, direct labor and an allocation of overhead in the case of work in process. We write down our inventory for estimated obsolescence or unmarketable inventory on a part-by-part basis using aging profiles. Aging profiles are determined based upon inventory age, historical obsolescence trends and assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected, inventory adjustments may be required. Should future demand or market conditions prove to be different than the estimates, our cost of revenue may increase.

Income taxes

We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. As of December 31, 2024 and 2023, we had a valuation allowance of $117.7 million and $94.8 million, respectively, recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Code. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The New Credit Agreements are subject to interest rate risk. Borrowings under the New Senior Secured Credit Facilities bear interest at a floating rate per annum which can be, at our option:

(a)
a Term Secured Overnight Financing Rate ("SOFR") based rate for U.S. Dollar denominated loans under the Credit Facilities (subject to a 0.00% floor), plus an applicable margin ranging from (x) 2.00% to 2.25% in the case of the New 2024 Term Loan Facilities, and (y) 1.50% to 2.00% in the case of the New 2024 Revolving Credit Facility;
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

On March 15, 2023, we entered into an interest rate swap contract, effective March 31, 2023, for a notional amount for $400.0 million. The swap provides an effective fixed SOFR rate of 3.71%, maturing on December 31, 2025. Additionally, we have entered into an interest rate cap contract to limit the exposure against the risk of rising interest rates. The interest rate cap contract, effective on March 31, 2023, provides a capped SOFR rate of 4.45% and matures on September 30, 2025. This interest rate cap contract began with a notional amount of $500.0 million, increased to $1,000.0 million on March 31, 2023, and to $1,500.0 million on March 28, 2024. On November 14, 2023, we entered into another interest rate cap contract, effective September 30, 2025, to continue to limit the exposure of the interest rates on our variable term loans to a capped SOFR rate of 5.00% on a notional amount of $1,500.0 million, maturing on December 31, 2026.

Inflation Risk

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

Currency Risk

Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we may use foreign exchange contracts. Approximately $152.9 million, or 2.9%, and $152.9 million, or 3.4%, of revenue for the years ended December 31, 2024 and 2023, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $1.4 million gain and a $3.2 million loss for the years ended December 31, 2024 and 2023, respectively. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of StandardAero, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of StandardAero, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Certain In-Progress Fixed Price and Time and Material Contracts

As described in Note 2 to the consolidated financial statements, as performance obligations are satisfied over time, the Company recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to total expected costs to satisfy the performance obligation. Revenue is recognized over time as work progresses, as the services performed by the Company enhance customer-controlled assets. Management believes that costs incurred are an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. To determine the revenue recognized at each period end for contracts in progress, the Company has elected to use a portfolio approach by applying an estimated margin by engine platform to the contract costs incurred. The estimated margin by engine platform is based on average historical margins on similar completed contracts. Judgment is required by management when determining the estimated margin by engine platform, which includes evaluating the appropriateness of using average historical margins by engine platform for completed contracts on similar contracts in progress. For the year ended December 31, 2024, the Company’s revenue was $5.2 billion, of which a portion relates to certain in-progress fixed price and time and material contracts.

The principal considerations for our determination that performing procedures relating to revenue recognition for certain in-progress fixed price and time and material contracts is a critical audit matter are (i) the significant judgment by management when developing the estimated margin by engine platform used to determine the amount of revenue to recognize for certain fixed price and time and materials contracts in progress and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to estimated margin by engine platform. As disclosed by management, material weaknesses existed that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the estimate of revenue recognized for certain in-progress fixed price and time and material contracts; (ii) testing costs incurred for a sample of contracts by obtaining and inspecting third-party invoices and other supporting documents; (iii) evaluating the reasonableness of the significant assumption used by management related to the estimated margin by engine platform; and (iv) recalculating the revenue recognized for certain fixed price and time and materials contracts in progress based on the estimated margin by engine platform. Evaluating management’s assumption related to the estimated margin by engine platform involved evaluating whether the assumption used by management was reasonable considering, for a sample of contracts (i) comparing management’s estimated margin by engine platform to historical margins of similar completed contracts and (ii) considering whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

March 12, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of StandardAero, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of StandardAero, Inc. (formerly Dynasty Parent Co., Inc.) and its subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

June 7, 2024, except for the change in composition of reportable segments discussed in Note 24 (not presented herein) to the consolidated financial statements appearing in the Company’s Form S-1 Registration Statement, Note 25 and the additional disclosure of revenue by end-market in Note 3 to the consolidated financial statements, as to which the date is August 19, 2024, except for the effects of the forward stock split and the additional disclosure with respect to the increase in authorized shares discussed in Note 1 to the consolidated financial statements, as to which the date is September 23, 2024, and except for the effects of the distribution of the restricted shares as discussed in Note 4 to the consolidated financial statements, as to which the date is March 12, 2025

We served as the Company’s auditor from 2016 to 2024.

STANDARDAERO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share figures)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash	$102,581	$57,982
Accounts receivable (less allowance for expected credit losses of $15,455 and $14,779, respectively)	580,668	518,334
Contract assets, net	915,200	810,413
Inventories	847,018	698,797
Prepaid expenses and other current assets	29,707	39,126
Advance to related parties	—	138
Income tax receivable	9,960	10,980
Total current assets	2,485,134	2,135,770
Property, plant and equipment, net	568,607	522,169
Operating lease right of use asset, net	172,206	168,513
Customer relationships, net	1,004,701	1,010,747
Other intangible assets, net	291,487	284,979
Goodwill	1,685,970	1,632,496
Other assets	4,417	—
Deferred income tax assets	1,079	4,728
Total assets	$6,213,601	$5,759,402
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$645,701	$468,625
Accrued expenses and other current liabilities	99,572	115,999
Accrued employee costs	79,134	76,121
Operating lease liabilities, current	17,663	17,040
Due to related parties	1,345	—
Contract liabilities	400,025	355,651
Income taxes payable, current	6,655	9,337
Long-term debt, current portion	23,449	26,676
Total current liabilities	1,273,544	1,069,449
Long-term debt	2,207,977	3,172,108
Operating lease liabilities, non-current	164,224	159,482
Deferred income tax liabilities	169,824	182,303
Income taxes payable, non-current	—	3,108
Other non-current liabilities	24,628	26,240
Total liabilities	3,840,197	4,612,690
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,461,630 and 281,211,630 shares issued and outstanding as of December 31, 2024, and December 31, 2023)	3,345	2,812
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,944,802	2,725,157
Accumulated deficit	(1,563,321)	(1,574,295)
Accumulated other comprehensive loss	(11,422)	(6,962)
Total stockholders' equity	2,373,404	1,146,712
Total liabilities and stockholders' equity	$6,213,601	$5,759,402

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share figures)

	Year Ended December 31,
	2024	2023	2022
Revenue	$5,237,161	$4,563,284	$4,150,478
Cost of revenue	4,483,019	3,927,965	3,604,782
Selling, general and administrative expense	254,092	202,766	188,101
Amortization of intangible assets	95,457	93,681	93,681
Acquisition costs	1,374	1,514	1,282
Operating income	403,219	337,358	262,632
Interest expense	282,507	309,645	242,987
Refinancing costs	23,700	19,921	—
Loss on debt extinguishment	15,255	6,182	—
Other income	—	(3,509)	(2,351)
Income before income taxes	81,757	5,119	21,996
Income tax expense	70,783	40,180	42,996
Net income (loss)	$10,974	$(35,061)	$(21,000)
Earnings (loss) per share:
Basic	$0.04	$(0.13)	$(0.08)
Diluted	$0.04	$(0.13)	$(0.08)
Weighted-average common shares outstanding
Basic	288,415	275,175	275,175
Diluted	289,799	275,175	275,175

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$10,974	$(35,061)	$(21,000)
Other comprehensive income (loss), net of tax:
Unrealized income on cash flow hedge, net of income tax expense of $1,012, $885 and $5,604, respectively	3,242	957	19,329
Cash flow hedge (gain) loss reclassified to the statement of operations, net of income tax expense (benefit) of $2,406, $4,547 and $(1,642), respectively	(7,579)	(14,049)	6,057
Employee benefit plan, (loss) gains, net of amortization, and net of income tax benefit (expense) of ($145), $1,479 and $9,421, respectively	244	(4,546)	(27,772)
Foreign currency translation adjustment	(367)	383	(308)
Total other comprehensive loss	(4,460)	(17,255)	(2,694)
Comprehensive income (loss)	$6,514	$(52,316)	$(23,694)

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share figures)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders' Equity
Balance, as of January 1, 2022	281,211,630	$2,812	$2,725,157	$(1,518,234)	$12,987	$1,222,722
Net loss	—	—	—	(21,000)	—	(21,000)
Other comprehensive loss, net	—	—	—	—	(2,694)	(2,694)
Balance as of December 31, 2022	281,211,630	$2,812	$2,725,157	$(1,539,234)	$10,293	$1,199,028
Net loss	—	—	—	(35,061)	—	(35,061)
Other comprehensive loss, net	—	—	—	—	(17,255)	(17,255)
Balance as of December 31, 2023	281,211,630	$2,812	$2,725,157	$(1,574,295)	$(6,962)	$1,146,712
Net income	—	—	—	10,974	—	10,974
Initial public offering, net	53,250,000	533	1,202,269	—	—	1,202,802
Share based compensation	—	—	17,376	—	—	17,376
Other comprehensive loss, net	—	—	—	—	(4,460)	(4,460)
Balance as of December 31, 2024	334,461,630	$3,345	$3,944,802	$(1,563,321)	$(11,422)	$2,373,404

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$10,974	$(35,061)	$(21,000)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	187,080	197,104	195,223
Impairment of long-lived assets	—	—	5,834
Amortization of deferred finance charges and discounts	11,921	15,312	16,235
Amortization of loss on derivative instruments	(304)	(1,412)	(2,040)
Amortization of interest cap premiums	10,156	6,301	27
Payment of interest rate cap premiums	(10,211)	(5,948)	(235)
Stock compensation expense	17,376	—	—
Loss on debt extinguishment	15,255	6,182	—
Loss (gain) from disposals, net	482	(14)	(202)
Non-cash lease expense	1,612	1,400	973
Deferred income taxes	(22,514)	(19,847)	(26,524)
Foreign exchange loss (gain)	(1,440)	3,186	2,933
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(58,268)	18,714	(101,957)
Contract assets, net	(92,368)	(130,101)	(79,733)
Inventories	(138,008)	(91,245)	(53,052)
Prepaid expenses and other current assets	5,231	26,262	(26,825)
Accounts payable, accrued expenses and other current liabilities	104,375	(25,743)	95,060
Contract liabilities	43,169	137,353	4,439
Due to/from related parties	1,483	(276)	—
Income taxes payable and receivable	(9,671)	(34,274)	18,105
Net cash provided by operating activities	76,330	67,893	27,261
Investing activities
Acquisitions, net of cash	(114,073)	(31,054)	(19,906)
Purchase of property, plant and equipment	(102,935)	(55,129)	(41,240)
Purchase of intangible assets	(20,250)	(30,180)	(2,975)
Proceeds from disposal	1,812	3,508	3,369
Net cash used in investing activities	(235,446)	(112,855)	(60,752)
Financing activities
Proceeds from IPO, net	1,202,802	—	—
Proceeds from issuance of long-term debt	3,247,000	1,479,568	145,000
Repayment of long-term debt	(4,235,510)	(1,488,369)	(169,312)
Payment of deferred financing charges	(9,276)	(2,892)	—
Repayments of long-term agreements	(1,260)	(2,994)	(1,467)
Net cash provided by (used in) financing activities	203,756	(14,687)	(25,779)
Effect of exchange rate changes on cash	(41)	(2,434)	(3,846)
Net increase (decrease) in cash	44,599	(62,083)	(63,116)
Cash at beginning of the period	57,982	120,065	183,181
Cash at end of the period	$102,581	$57,982	$120,065
Supplemental cash flow information:
Cash paid during the period
Interest	$291,150	$297,334	$228,259
Income taxes, net of tax refunds	101,652	99,506	40,534
Supplemental disclosure of non-cash investing activities:
Portion of capital expenditures in accrued expenses and other current liabilities	$1,823	$541	$769
Acquisition of intangible assets, liability incurred but not paid	30,261	—	261

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Business

StandardAero, Inc. (the “Company”) was incorporated on September 5, 2018, in the state of Delaware and is an independent provider of aftermarket services for fixed and rotary wing aircraft gas turbine engines and auxiliary power units (“APUs”) to the commercial, business and military aircraft markets. The Company also provides aftermarket and upgrade services for business aviation and helicopter airframes and avionics, providing customers within those markets with comprehensive value-added solutions.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of StandardAero, Inc. (formerly Dynasty Parent Co., Inc.) and its subsidiaries.

Authorized Shares

On September 20, 2024, the Company amended its certificate of incorporation to increase the number of authorized voting common stock from 5,000,000 to 3,500,000,000 and authorized non-voting common stock from 100,000 to 70,000,000. Accordingly, the authorized share amounts disclosed in the consolidated balance sheets have been adjusted to retroactively reflect this change.

Corporate Restructuring and Restructuring Transactions

In connection with and prior to the completion of the IPO, the Company effected certain restructuring transactions. These restructuring transactions consisted of (i) the 103-for-one forward stock split of our common stock effected on September 20, 2024, (ii) the distribution to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. an aggregate of 275,053,375 shares of our common stock (of which 8,157 will be restricted shares), and to holders of Class B Units of Dynasty Parent Holdings, L.P. an aggregate of 6,158,255 shares of our common stock (of which 6,028,394 will be restricted shares), in each case based on the initial public offering price of $24.00 per share and (iii) the liquidation and dissolution of Dynasty Parent Holdings, L.P. Immediately following the Restructuring Transactions, 281,211,630 shares of our common stock will be issued and outstanding.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Non-controlling interests in the results and equity of subsidiaries are shown separately in the consolidated statement of operations, statement of comprehensive income (loss), statement of changes in stockholders’ equity and balance sheet respectively.

The continuous assessment of variable interest entities (“VIEs”) puts emphasis on a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE. A VIE must be consolidated if the Company has both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company is involved in an entity that qualifies as a VIE. This entity is a trust account in which the customer deposits cash related to an engine repair and maintenance agreement, generally in advance of the services to be performed under the contract, based on an agreed upon engine operating fee. The financial arrangement results in the Company receiving financial benefits from the VIE, however, it does not empower the Company to direct the activities of the VIE that most significantly impact the VIEs’ economic performance. Consequently, the VIE is not consolidated into the financial results of the Company.

The VIE had restricted cash equivalents of $18.3 million and $57.6 million at December 31, 2024 and 2023, respectively.

Segment information

The Company determined its operating segments after considering the Company’s organizational structure and the information regularly reviewed by the chief operating decision maker (“CODM”) to evaluate financial performance and allocate resources. The Company’s chief executive officer, who is the CODM, reviews financial information on an operating segment basis for purposes of evaluating financial performance and allocating resources. Based on these factors, the Company determined that it operates and manages its business as two operating segments: i) Engine Services and ii) Component Repair Services and, accordingly, has two reportable segments for financial reporting purposes.

Translation of foreign currencies

The functional currency of the Company and its subsidiaries is the U.S. dollar as revenues, expenses, cash flows, financing and intra-entity transactions are in U.S. dollars, and the reporting currency of the Company is the U.S. Dollar. Management periodically assesses the functional currency of each subsidiary in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”.

Prior to November 2024, the Company’s Ireland subsidiary’s, SA Component Services (Ireland) Limited, functional currency was the Euro. The Company re-assessed SA Component Services (Ireland) Limited’s functional currency and determined that as of October 31, 2024, the subsidiary’s functional currency changed from the Euro to the U.S. dollar based on Management's analysis of changes in the increased operations in U.S. Dollar. The impact associated with this change was not material.

Transactions in currencies other than the functional currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured in the functional currency at the exchange rates in effect as of the consolidated balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are measured in the functional currency at the exchange rate in effect at the date of the transaction. All gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the respective functional currency are included in the Consolidated Statements of Operations.

Translation of functional currencies to reporting currency for assets and liabilities is recorded using the exchange rates at each balance sheet date, revenue and expenses are translated at average rates prevailing during the reporting period or at the date of the transaction, stockholders’ equity is translated at historical rates. Adjustments resulting from translating functional currency into reporting currency are recorded as a separate component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders' Equity.

The functional currency for all subsidiaries is the U.S. dollar.

Business combinations

Business combinations are accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed to be recognized and measured, with limited exceptions, at fair value on the acquisition date, the date the acquirer obtains control of the acquired business. The amount by which the purchase price paid exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.

The determination of estimated fair values requires judgment and involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. The fair values presented are subject to adjustments during a measurement period of up to one year from the acquisition date. The measurement period provides the Company with the ability to adjust the fair values of acquired assets for new information that is obtained about circumstances that existed as of the acquisition date.

Transactions costs associated with business combinations are expensed as they are incurred.

Use of accounting estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for expected credit losses, slow moving or obsolete inventory, recognizing revenue over time, the accounting for engine utilization contracts, establishment of useful lives for long-lived assets and impairment of goodwill and other long-lived assets, purchase price accounting related to business acquisitions, employee benefit plans, stock-based compensation, income taxes, provisions for losses on contracts, warranty reserves, insurance claims and other contingencies, among others. The Company evaluates and updates its assumptions and estimates on an ongoing basis. Actual results could differ from those estimates. The relevant assumptions and estimates used by the Company are described within the accounting policies disclosed within this note.

Revenue recognition

The Company has three significant types of maintenance contracts with customers: fixed price contracts, time and material contracts and engine utilization contracts. The performance obligations in a contract can include: (i) repair services and parts/modules embodied and (ii) engine rental revenue. Most of the Company's arrangements with customers create a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct.

The Company has customer contracts that are started and completed within the same year, as well as contracts derived from long-term agreements and programs that can span several years. The Company holds long-term agreements with many of its major customers which define specific program requirements. Purchase orders (or authorizations to proceed) are issued under these agreements to reflect presently enforceable rights and obligations for the services being purchased. The units for accounting purposes (“accounting contract”) are typically determined by the purchase order. Management considers a number of factors when determining the existence of an accounting contract and the related performance obligations that include, but are not limited to, the nature and substance of the business exchange, the contractual terms and conditions, the promised products and services, the termination provisions in the contract, presently enforceable rights and obligations of the parties to the contract, whether the promised products and services are distinct or capable of being distinct within the context of the contract, as well as how and when products and services are transferred to the customer. Changes in estimates of revenue, cost of revenue, and the related impact on operating profit are recognized prospectively.

The majority of the Company’s accounting contracts have a single performance obligation as the promise is to provide services to maintain, repair or overhaul an engine. The transaction price of a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligation in the contract.

The Company typically provides warranties on all services to provide assurance to the customers that the services meet the specifications in the contract. Generally, warranties are not priced separately because customers cannot purchase them independently of the services under contract, so they do not create performance obligations. Provisions for estimated expenses are accrued at the time of sale and are recorded as cost of revenue.

Fixed price and time and material contracts

Revenue is recognized as control of promised products or services transfer to a customer and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. Revenue is recognized over time as work progresses, as the services performed by the Company enhance customer-controlled assets. As performance obligations are satisfied over time, the Company recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to total expected costs to satisfy the performance obligation. The Company believes that costs incurred are an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. To determine the revenue recognized at each period end for contracts in progress, the Company has elected to use a portfolio approach by applying an estimated margin by engine platform to the contract costs incurred. The estimated margin by engine platform is based on average historical margins on similar completed contracts. Judgment is required when determining the estimated margin by engine platform, which includes evaluating the appropriateness of using average historical margins by engine platform for completed contracts on similar contracts in progress. The Company’s fixed price and time and material contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 120 days of delivery.

Engine Utilization Contracts

Engine utilization contracts are agreements in which the Company will provide a stand ready service of scheduled and unscheduled maintenance events. Revenue is recognized over time using an input method with revenue amounts being recognized proportionately as costs are incurred relative to total expected costs to satisfy the performance obligation. The Company identifies and estimates the variable consideration of the total contract revenue and costs of the engine utilization contract. The estimates used are based on the Company’s expected value with respect to the customer’s utilization of engines during the contract and only recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As a result, such estimates may be materially impacted by changes in the customer’s engine utilization including, as a result of general economic slowdowns, fleet retirements and changes in the customer’s agreements. As a significant change in one or more of these estimates could affect the profitability of a contract, estimates are reviewed and updated on a quarterly basis. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. The Company’s engine utilization contracts with customers generally require monthly payments under normal commercial terms based on flight hours. The timing of satisfaction of performance obligations and actual receipt of payment from a customer may differ and affect the balance of contract assets and contract liabilities. The Company’s current contracts do not include any significant financing components as the timing of the transfer of the underlying products and services under contract are at the customer’s discretion.

For contracts that are deemed to be loss contracts, the Company establishes forward loss reserves for total estimated costs that are in excess of total estimated consideration in the period in which they become known. These reserves are based on estimates for accounting contracts.

Engine rental

The Company owns rental engines which it leases to satisfy customers' short-term requirements. The leases are classified as operating and variable lease payments are recognized as revenue based on the hours flown multiplied by the appropriate hourly rate. The leases are renewable with fixed terms, which generally vary from one to twelve months.

Included in cost of revenue is rental engine depreciation of $1.8 million, $2.5 million and $2.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Contract assets and contract liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Current contract assets are those for which performance obligations are expected to be fully satisfied within 12 months of contract origination. Contract liabilities represents advance payments and billings in excess of revenue recognized. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Contract assets and contract liabilities are determined on a contract-by-contract basis.

Cash

The Company’s cash position represents cash held in bank accounts. These assets are generally available to the Company on a daily basis and are highly liquid in nature.

Accounts receivable

Accounts receivable consist of billed and unbilled accounts receivable and are stated net of an allowance for expected credit losses. The Company maintains an allowance for expected credit losses to reflect the expected uncollectible amounts of accounts receivable based on past collection history and specific risks identified. In determining the required allowance, the Company considers factors such as general and industry-specific economic conditions, customer credit history, and customers’ current and expected future financial performance. The majority of customers are recurring customers with an established payment history. Certain customers are required to undergo extensive credit checks prior to delivery of products or services. Regular evaluations of customer payment experience, current financial condition, and risk analysis are performed. The Company may require collateral in the form of security interest in assets or letters of credit for transactions executed on other than normal trade terms. The allowance for expected credit loss provision is recorded as an element of selling, general and administrative expenses. Accounts receivable together with the associated allowance are written off when there is no realistic prospect of future recovery and all collateral has been realized or transferred to the Company. If, in a subsequent year, the write-off is recovered, the recovery is recognized in the Consolidated Statements of Operations. Revenues that have been recognized, but not invoiced represent unbilled accounts receivable included in accounts receivable, net on our Consolidated Balance Sheets.

Inventories

Inventories are recorded at the lower of cost and net realizable value with cost being determined on a first-in first-out basis. Costs include materials, direct labor, and an allocation of overhead in the case of work in process. The Company writes down its inventories for estimated obsolescence or unmarketable inventory on a part-by-part basis using aging profiles. Aging profiles are determined based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected, inventory adjustments may be required. Should future demand or market conditions prove to be different than the estimates, the Company’s cost of revenue may increase.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation, which includes costs for significant improvements as well as those that increase the useful lives of existing assets. The cost of routine maintenance, repairs and minor renewals is expensed as incurred. When property, plant and equipment are retired or sold, the net carrying amount is eliminated and any gain or loss on disposition is recognized in the Consolidated Statements of Operations for the respective period. Depreciation is provided over the estimated useful lives of the assets or for leased assets, the lesser of this and the terms of the lease, using the straight-line method, as summarized below.

Buildings	5 to 40 years
Computer equipment and software	1 to 3 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Shorter of the economic life or term of the lease – 1 to 22 years
Rental engines	Based on hours flown
Land	Not depreciated

Leases

The Company’s lease arrangements primarily pertain to production facilities, office buildings, land, equipment and vehicles. Contractual agreements which provide control over the use of an asset are evaluated to determine if the agreement is, or contains, a lease at its inception date. The Company evaluates the likelihood of exercising of lease renewal options and includes those in the lease term that are considered reasonably certain. The lease is classified as an operating or finance lease using the classification criteria set forth in ASC 842.

The Company recognizes a right of use asset and corresponding lease liability based on the present value of lease payments over the lease term. The net lease payments are discounted using the Company’s incremental borrowing rate at lease commencement considering credit risk, the lease term, and other available information as of the commencement date if the rate is not implicit in the lease agreement. Variable lease payments that depend on an index or rate are included in the calculation of operating right-of-use assets and lease liabilities using the index or rate at the lease commencement date. Future differences between the variable lease payments based on an index or rate at the lease commencement date and a subsequent date, or other variable lease payments that do not depend on an index or rate, are recorded as lease expense as they occur. The Company expenses non-lease components and leases with terms of twelve months or less as incurred. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. The Company has an immaterial amount of sublease arrangements where they account for the lessee and lessor component respectively.

Right of use assets which qualify as a finance lease are capitalized and included within property, plant and equipment and depreciated over the economic life of the asset or the lease term, whichever is shorter. Interest is charged to the Consolidated Statements of Operations over the period of the lease using a constant interest rate. Depreciation of finance leases is included in the depreciation of the applicable property, plant and equipment category. Right of use assets which qualify as an operating lease are recorded as an “Operating lease right-of-use asset” and an “Operating lease liability” on the Consolidated Balance Sheets and are expensed on a straight-line basis over the life of the agreement to the Consolidated Statements of Operations.

Intangible assets

Intangible assets comprise of separately acquired intangible assets that are initially recognized at cost and intangible assets acquired in a business combination that are recognized at their fair value at acquisition date. Fees paid for Original Equipment Manufacturers (“OEM”) authorizations and licenses are capitalized and amortized on a straight-line basis over the life of the contract. Customer relationships, Technology and Trademark intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The amortization periods for the Company’s intangible assets are summarized below:

Customer relationships	10 to 25 years
OEM authorizations and licenses	3 to 30 years
Technology and other	10 to 15 years
Trademarks	15 years

Long-lived assets

The Company reviews its long-lived assets for possible impairment on an annual basis or when events or circumstances indicate that the carrying value of the asset group may not be recoverable. Long lived assets include property, plant and equipment, certain intangible assets, and right of use assets. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges. If the total of the undiscounted future cash flows is less than the carrying amount of the asset group, an impairment loss, if any, is recognized as the difference between the estimated fair value and the carrying value of the asset group.

There was no impairment of long-lived assets for the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, a $5.8 million non-cash impairment charge of long-lived assets is included “Cost of revenues” in the Consolidated Statements of Operations. Refer to Note 8, "Property, Plant and Equipment", Note 9, "Intangible Assets" and Note 13, "Leases", for further disclosures.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable assets of businesses acquired and accounted for under the purchase method. Goodwill is not amortized but is subject to impairment testing. Impairment testing is performed annually or when there is indication that a triggering event has occurred, such as an operating loss or a significant adverse change in the Company’s business. The Company has elected to perform its annual impairment testing as of October 1 of each year. For goodwill impairment testing, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than its carrying amount. If the Company determines that it is not more likely than not, no additional test is required. However, if the Company concludes otherwise or elects not to perform the qualitative assessment then a quantitative impairment test is performed by comparing the fair value of the reporting unit with its carrying value, including goodwill. Projections used in impairment testing include the use of future cash flow and operating projections, which by their nature, are subjective. If the Company determines that the carrying value exceeds the fair value, an impairment to goodwill is recognized equal to the excess and limited to the total amount of goodwill allocated to the reporting unit, as a charge in the Consolidated Statements of Operations.

If we have elected to bypass the qualitative test and proceed directly to a quantitative assessment, while performing the qualitative test, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. When performing the quantitative impairment test, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair values of our reporting units are determined using a weighted average of a market approach and an income approach. The market approach estimates the value of reporting units by comparing them to guideline public companies and guideline transactions. Various valuation multiples are calculated utilizing financial data of companies that are economically and operationally similar resulting in ranges of multiples. Judgmental adjustments are often necessary to ensure comparability. The selection of the appropriate multiple within a range requires judgment, considering various qualitative and quantitative factors. Changes in assumptions or estimates could materially affect the estimated fair value of our reporting units and the potential for impairment.

Based on the annual goodwill impairment tests for 2024 and 2023, we determined there was no impairment of our goodwill.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance to record the deferred tax assets at an amount expected to, more likely than not, be recoverable. Deferred tax assets and liabilities are estimated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not provide taxes on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. A portion of the tax impact of these undistributed earnings has been included in the current income tax provision of the consolidated financial statements to date due to the U.S. Global Intangible Low Tax Income (“GILTI”) rules created under the Tax Cuts and Jobs Act of 2017. The undistributed earnings as of January 1, 2018, were subject to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings under the Tax Cuts and Jobs Act of 2017.

The Company uses a comprehensive model to recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision on whether to file a return in a particular jurisdiction). The consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.

Pension

The Company contributes to a number of defined contribution pension plans. The Company also contributes to defined benefit plans in France and the United Kingdom. Pension expense on the defined benefit plans are based on management’s assumptions and consists of: the actuarially computed costs of pension benefits in respect of the current years' service; expected return on plan assets and imputed interest on pension obligations; and amortization of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employees group. In addition, the Company is required to recognize as a component of other comprehensive income (loss) the actuarial gains and losses and the prior service costs and credits that arise during the year, but which are not immediately recognized as components of net periodic benefit costs. The amortization of actuarial gains and losses is determined by using a 10% corridor of the greater of the market value of assets or the accumulated postretirement benefit obligation. Total unamortized gains and losses in excess of the corridor are amortized over the average remaining future service. The funded status of the defined benefit pension plan is recognized as an asset or liability in the consolidated financial statements.

Warranty costs

The Company provides reserves to account for estimated costs associated with current and future warranty claims. Warranty claims arise when a product the Company services fails to perform to required specifications during the relevant warranty period. The warranty reserve is provided for by increasing cost of revenue by an estimate based on current and historical warranty claims and associated repair costs.

Stock-based compensation

The Company accounts for share-based compensation expense for awards to employees and directors at the estimated fair value on the grant date, in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes the estimated fair value of share-based awards as compensation expense on a ratable basis over the vesting period. The Company accounts for forfeitures as they occur for all share-based awards.

Government grants

Government grants are recognized when there is reasonable assurance that the grant will be received, and all conditions will be complied with. The grant is recognized over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate.

Financial instruments

Financial assets and liabilities are recorded on the Consolidated Balance Sheets when the Company becomes a party to the financial instrument. The Company classifies its financial assets and liabilities as (i) measured subsequently at fair value, either through profit and loss or through other comprehensive income (loss), and (ii) measured at amortized cost. The classification of the financial asset or liability is dependent on the business model and the nature of the cash flows associated with the financial asset or liability. The Company will only change the classification of financial assets when the model for managing those financial assets has changed.

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued interest, due to and advances to related parties, long-term debt consisting of Term Loans, recorded at amortized cost. Interest rate swaps, interest rate caps, and foreign exchange contracts are accounted for as cash flow hedges.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and cash. The Company has assessed the credit risk and believes that the concentration of credit risk associated with accounts receivable is minimal because it has significant revenues from well-established customers and the Company carries credit insurance for certain customers to mitigate its credit exposure. Cash is invested in bank deposit accounts and is generally available to the Company on a daily basis. The risk associated with the Company’s cash is mitigated by the fact that these amounts are placed with commercial financial institutions.

The Company only enters into derivatives with major financial institutions. The Company could be exposed to loss in the event of non-performance by the counterparty. However, credit ratings and concentration of risk of the financial institution are monitored on a continuing basis and present no significant credit risk to the Company.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable, accrued interest and advances to and due to related parties, approximate their fair value due to the short-term maturity of these financial instruments. The fair values of the Term Loans, interest rate swaps, interest rate caps and foreign exchange contracts are based on observable market information.

Derivative financial instruments

The Company uses derivative financial instruments primarily to reduce its exposure to adverse fluctuations in interest rates and foreign exchange. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.

The Company is required to recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, the Company must designate the derivative instrument as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified to Interest Expense as interest payments are made on the Company’s variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified to Selling, General and Administrative Expenses as foreign exchange trades are made.

For derivatives that do not qualify for hedge accounting, changes in the fair value of derivative instruments are recorded in the Consolidated Statements of Operations.

The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions of investment grade or better.

The Company has elected to apply the hedge accounting expedients, issued under ASU 2020-04 Reference Rate Reform, related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

Deferred finance charges

The Company incurs finance charges in connection with the loan agreements. Certain costs associated with these arrangements were deferred and amortized using the straight-line method over the respective term of the debt. Unamortized deferred finance charges relating to the New 2024 Revolving Credit Facility as of December 31, 2024, are included in other long-term assets. Deferred charges relating to the Company's outstanding debt facilities are reported on the Consolidated Balance Sheets as a direct deduction from long-term debt. To the extent that debt is extinguished before its scheduled maturity date, associated deferred financing charges are expensed immediately in proportion to the amount of the debt extinguishment.

Insurance and other reserves

The Company maintains insurance for product liability, casualty, property, cybersecurity, business interruption and health claims. Most of the Company’s insurance arrangements include a level of self-insurance. Reserves are established based on the use of current trends and historical data for other claims. These estimates are based on historical information along with certain assumptions about future events.

Legal costs

Costs associated with the Company’s involvement in legal proceedings are expensed as incurred.

Earnings (loss) per share

Basic earnings (loss) per share attributable to stockholders is calculated by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares that were outstanding during the period without consideration of potentially dilutive common stock. Diluted earnings (loss) per share attributable to stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive.

For periods in which the Company reports net losses, the calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. The Company reported a net loss for the years ended December 31, 2023 and 2022, therefore basic loss per share attributable to stockholders is the same as diluted net loss per share attributable to stockholders for the years ended December 31, 2023 and 2022.

Accounting Pronouncements

Accounting Standards Adopted in the Current Year

Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses with disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. The amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. We adopted this standard for the annual period ending December 31, 2024 on a retrospective basis. We updated our segment disclosures to comply with the requirements. See “Note 24: Segment Information” The adoption of the standard did not have an impact on our financial position, results of operations, or liquidity.

Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its consolidated financial statement disclosures.

Other new pronouncements issued but not effective until after December 31, 2024 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

NOTE 3: REVENUE RECOGNITION

Disaggregated revenue

The following table summarizes total revenue by the Company’s segments:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
Engine Services	$4,644,739	$4,049,868	$3,723,312
Component Repair Services	592,422	513,416	427,166
Total revenue	$5,237,161	$4,563,284	$4,150,478

The following table presents revenues from customers that contributed to more than 10% of revenues:

	Year ended December 31,
	2024	2023	2022
Customer A	21.8%	24.7%	25.6%

The following table presents revenues from external customers by end market:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Commercial Aerospace	$3,066,463	$2,460,624	$2,250,074
Military & Helicopter	973,813	968,136	884,492
Business Aviation	1,046,914	968,965	887,008
Other	149,971	165,559	128,904
	$5,237,161	$4,563,284	$4,150,478

Contract assets and liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing or reimbursable costs related to a specific contract. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. The following table provides information about contract assets and contract liabilities from contracts with customers:

	As of December 31,
	2024	2023	2022
	(in thousands)
Contract assets	$915,940	$811,113	$676,527
Less: allowance for credit loss	(740)	(700)	(700)
Contract assets, net	$915,200	$810,413	$675,827
Contract liabilities	$400,025	$355,651	$210,078

Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers. The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $355.7 million and $210.1 million for the years ended December 31, 2024 and 2023, respectively.

Remaining performance obligations

As of December 31, 2024, the Company had approximately $1.9 billion of remaining performance obligations, which primarily relates to the Company’s engine utilization contracts that are satisfied over multiple years. Of this amount, the Company expects approximately 30% to be satisfied over the next two years and the remainder thereafter. The expected timing of the satisfaction of performance obligations is dependent on the timing of the customer’s maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty. The Company excludes from its remaining performance obligation balance the value of remaining performance obligations for its fixed price and time & material contracts, as the performance obligations for these contracts generally have an original expected duration of one year or less.

NOTE 4: EARNINGS (LOSS) PER SHARE

As a result of the 103-for-one stock split and the restructuring transactions, the 281,211,630 shares of our common stock held were distributed to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. in an aggregate of 275,053,375 shares of our common stock (of which 8,157 will be restricted shares), and also to holders of Class B Units of Dynasty Parent Holdings, L.P. in an aggregate of 6,158,255 shares of our common stock (of which 6,028,394 will be restricted shares). For purposes of the computation of earnings (loss) per share this distribution represented a net 100.79-for-one stock split of our common stock which is retroactively adjusted for all periods presented.

The following table summarize the computation of basic and diluted net income (loss) per share attributable to the stockholders:

	Year ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Numerator for earnings per share:
Net income (loss)	$10,974	$(35,061)	$(21,000)

Denominator for earnings per share:
Weighted average common shares - basic	288,415	275,175	275,175
Dilutive effect of stock options and restricted stock awards	1,384	—	—
Weighted average shares - diluted	289,799	275,175	275,175

Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$(0.13)	$(0.08)
Diluted earnings (loss) per share	$0.04	$(0.13)	$(0.08)

The Company has contingently issuable shares of 6,306,550 issuable upon the Company’s completion of a liquidity event which has not occurred as of December 31, 2024. These shares are excluded from weighted average common shares - basic but included in calculation of the dilutive effect of stock options and restricted stock awards. See Note 19, Stock Based Compensation for further information.

NOTE 5: ACQUISITIONS

Aero Turbine, Inc.

On August 23, 2024, the Company acquired 100% of the shares of Aero Turbine for a purchase price of approximately $132.0 million, subject to post-closing adjustments, comprised of an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The current portion of the contingent consideration liability is recorded in Accrued and other current liabilities and the non-current portion is recorded in Other non-current liabilities. Aero Turbine is a provider of engine component repair, overhaul services and other engineering services for U.S. and foreign military customers.

The results of operations of Aero Turbine have been included in the consolidated financial statements of the Company from August 23, 2024, the closing date of the acquisition. For the year ended December 31, 2024, results of operations included $32.7 million in revenues and $11.3 million in net income, respectively. Aero Turbine is reported within the Component Repair Services segment.

The Company has provisionally allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the Aero Turbine acquisition date as follows:

August 23, 2024
(in thousands)
Cash	$2,765
Accounts receivable	4,066
Contract assets	12,419
Inventories	10,213
Prepaid expenses and other current assets	2,517
Property, plant and equipment	5,883
Operating lease right of use asset	999
Customer relationships	75,000
Goodwill	53,440
Total assets acquired	167,302
Accounts payable	5,353
Accrued and other current liabilities	7,913
Contract liabilities	1,205
Current portion operating lease liabilities	111
Income taxes payable	4,901
Long-term portion operating lease liabilities	899
Deferred income tax liabilities	14,932
Total liabilities assumed	35,314
Net assets acquired	131,988
Cash acquired	2,765
Purchase price, net of cash acquired	$129,223

The fair values presented were estimated by management. The fair value of the assets acquired includes accounts receivable of $4.1 million, of which all is expected to be collectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $128.4 million has been allocated as $75.0 million of customer relationships and $53.4 million of goodwill. The goodwill recognized is attributable to Aero Turbine’s workforce, market position, quality, customized repairs and reliable turnaround times. Goodwill will not be amortized but will be reviewed annually for impairment. None of the goodwill is expected to be deductible for income tax purposes. Customer relationships are expected to be amortized over 15 years.

Acquisition related costs of $1.4 million were incurred for the year ended December 31, 2024. These costs are reported in the Consolidated Statements of Operations as “Acquisition costs”. Such expenses include professional fees and other third-party costs.

The following reflects the pro forma impact of the purchase of Aero Turbine on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2023:

	Year ended December 31,
	2024	2023
	(in thousands)
	(Unaudited)
Revenue	$5,295,976	$4,625,301
Net income (loss)	26,273	(26,699)

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

The results of operations of Western Jet have been included in the consolidated financial statements of the Company from February 2, 2023, the closing date of the acquisition. For the year ended December 31, 2023, results of operations included $34.6 million in revenues and $1.8 million in net income, respectively. Western Jet is reported within the Engine Services segment.

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

Acquisition related costs of $1.5 million were incurred for the year ended December 31, 2023. These costs are reported in the Consolidated Statements of Operations as “Acquisition costs”. Such expenses include professional fees and other third-party costs.

The following reflects the pro forma impact of the purchase of Western Jet on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2022:

	Year ended December 31,
	2023	2022
	(in thousands)
	(Unaudited)
Revenue	$4,566,423	$4,185,887
Net loss	(33,372)	(22,111)

EB Airfoils, LLC

On May 12, 2022, the Company acquired 100% of EB Airfoils LLC and Electron Beam Development, LLC (“EB Airfoils”), for total consideration of $19.7 million. EB Airfoils is a leading fan blade, compressor blade and vane maintenance, repair and overhaul provider.

The purchase price consisted of $19.5 million in cash and $0.4 million held in escrow for potential post-closing working capital adjustments. The post-closing working capital adjustments were finalized in the second quarter of 2023 resulting in a decrease of the purchase price of $0.2 million.

The results of operations of EB Airfoils have been included in the consolidated financial statements of the Company from May 12, 2022, the closing date of the acquisition. For the year ended December 31, 2022, results of operations included $6.4 million in revenues and $0.2 million net income. EB Airfoils is reported within the Component Repair Services segment.

The Company allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the EB Airfoils acquisition date as follows:

May 12, 2022
(in thousands)
Accounts receivable	$2,064
Inventories	133
Prepaid expenses and other current assets	5
Property, plant and equipment	1,694
Operating lease right of use asset	550
Goodwill	17,209
Total assets acquired	21,655
Accounts payable	181
Accrued and other current liabilities	1,243
Current portion operating lease liabilities	168
Long-term portion operating lease liabilities	382
Total liabilities assumed	1,974
Net assets acquired	19,681
Cash acquired	—
Purchase price, net of cash acquired	$19,681

The fair values were estimated by management. The fair value of the assets acquired includes gross amounts due under contracts of 2.1 million, of which all is expected to be collectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $17.2 million has been allocated to goodwill. The goodwill recognized is attributable to EB Airfoil’s market position, quality, customized repairs and reliable turnaround times. Goodwill will not be amortized but will be reviewed annually for impairment. Goodwill is expected to be amortized over 15 years for income tax purposes.

Acquisition related costs of $1.1 million were incurred for the year ended December 31, 2022. These costs are reported in the Consolidated Statements of Operations as “Acquisition related costs”. Such expenses include professional fees and other third-party costs.

The following reflects the pro forma impact of the purchase of EB Airfoils on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2021:

	Year ended December 31,
	2022	2021
	(in thousands)
	(Unaudited)
Revenue	$4,153,664	$3,490,304
Net loss	(20,660)	(27,793)

NOTE 6: ACCOUNTS RECEIVABLE

Accounts receivable, net is summarized as follows:

	As of December 31,
	2024	2023
	(in thousands)
Billed	$549,369	$483,811
Unbilled	46,754	49,302
Total accounts receivable	596,123	533,113
Less: allowance for credit losses	(15,455)	(14,779)
Total accounts receivable, net	$580,668	$518,334

A reconciliation of the beginning and ending allowance for credit losses is as follows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of the year	$14,779	$12,889	$10,970
Provisions	1,672	3,201	3,992
Write-offs	(996)	(1,311)	(2,073)
Balance, end of the year	$15,455	$14,779	$12,889

NOTE 7: INVENTORIES

Inventories consist of the following:

	As of December 31,
	2024	2023
	(in thousands)
Raw materials	$662,887	$477,841
Finished goods	2,529	2,893
Work in process	181,602	218,063
Total inventory	$847,018	$698,797

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $110.2 million and $100.3 million as of December 31, 2024 and 2023, respectively.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2024	2023
	(in thousands)
Land	$49,329	$49,329
Buildings	148,477	148,258
Machinery and equipment	433,113	354,171
Leasehold improvements	68,605	64,945
Computer equipment and software	21,182	15,067
Rental engines	202,070	183,449
Total property, plant and equipment, gross	922,776	815,219
Less: accumulated depreciation	(354,169)	(293,050)
Property, plant and equipment, net	$568,607	$522,169

The Company’s depreciation expense for all property, plant and equipment, including assets recorded under finance leases, was $63.0 million, $70.1 million and $69.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Construction in Progress (“CIP”) assets that are not yet in use, which totaled $94.6 million and $39.3 million and for the years ended December 31, 2024 and 2023, respectively, are included in machinery and equipment and are not depreciated. Depreciation expense is included within cost of revenue.

The Company determined that there was no impairment of the long-lived assets during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, as a result of the Russia-Ukraine conflict, the Company determined that the carrying value of certain rental engines exceeded their fair value and recorded a non-cash impairment charge of $2.2 million to Cost of revenue in the Consolidated Statements of Operations.

NOTE 9: INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted-Average Amortization Period Remaining
	(in thousands)			(in years)
Customer relationships	$1,461,276	$(456,575)	$1,004,701	12.9
OEM authorizations and licenses	334,009	(172,487)	161,522	11.8
Trademarks	204,000	(78,247)	125,753	9.3
Technology and other	9,127	(4,915)	4,212	5.6
Total intangible assets	$2,008,412	$(712,224)	$1,296,188	12.4

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted-Average Amortization Period Remaining
	(in thousands)			(in years)
Customer relationships	$1,386,276	$(375,529)	$1,010,747	13.7
OEM authorizations and licenses	299,710	(159,227)	140,483	11.8
Trademarks	204,000	(64,646)	139,354	10.3
Technology and other	9,092	(3,949)	5,143	6.2
Total intangible assets	$1,899,078	$(603,351)	$1,295,727	13.1

The Company’s amortization expense was $125.2 million, $127.0 million and $126.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization of OEM authorizations and licenses is included within cost of revenue and the remainder is presented separately in the consolidated statement of operations.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Amortization Expense
(in thousands)
2025	$130,974
2026	121,389
2027	111,095
2028	109,586
2029	106,421

There were no impairment charges recorded for intangible assets for the years ended December 31, 2024 or 2023. During the year ended December 31, 2022, the Company determined that the carrying value of an OEM license exceeded its fair value and recorded a non-cash impairment charge of $3.6 million to “Cost of revenue” in the Consolidated Statements of Operations.

NOTE 10: GOODWILL

The changes in the carrying amount of goodwill for the periods ended December 31, 2024 and 2023, are as follows:

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2022	$1,201,213	$408,304	$1,609,517
Goodwill acquired	23,494	—	23,494
Post-closing adjustment	—	(515)	(515)
Goodwill, December 31, 2023	1,224,707	407,789	1,632,496
Goodwill acquired	—	53,474	53,474
Goodwill, December 31, 2024	$1,224,707	$461,263	$1,685,970

The Company reviews goodwill at least annually for potential impairment, as of October 1, and more frequently, if events or changes in circumstances suggest that impairment may exist. See Note 2, "Summary of Significant Accounting Policies" for additional information on the Company's policy for assessing goodwill for impairment.

Goodwill Impairment Testing

The Company performed its annual goodwill impairment testing as of October 1, 2024, 2023 and 2022, and determined that no adjustments to the carrying value of goodwill were necessary as it was more likely than not that the fair values of our reporting units are above their carrying values and that no impairment exists. No goodwill impairments were incurred for the years ended December 31, 2024, 2023, and 2022.

NOTE 11: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of the years ended December 31, 2024 and 2023, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Accrued interest	$125	$19,328
Lease return provision	15,037	16,656
Warranty reserves	14,620	13,704
Current portion of long-term agreements	1,513	11,003
Fair value of cash flow hedge	8,967	3,491
Other accrued expenses	59,310	51,817
Total accrued expenses and other current liabilities	$99,572	$115,999

Warranty reserves

Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.

Changes in the warranty reserve are summarized and recorded in the Consolidated Balance Sheets within “Accrued expenses and other current liabilities” as follows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of the year	$13,704	$14,233	$11,312
Accruals for warranties	3,396	3,454	3,989
Warranty claims settled	(2,480)	(3,983)	(1,068)
Balance, end of the year	$14,620	$13,704	$14,233

NOTE 12: LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2024	2023
	(in thousands)
New 2024 Term loan facilities	$2,250,000	$—
Prior 2023 Term loan facilities	—	2,562,125
Prior Senior Notes	—	675,468
Finance leases	18,375	20,260
Other	1,230	1,426
	2,269,605	3,259,279
Less: Current portion	(23,449)	(26,676)
Unamortized discounts	(22,456)	(26,873)
Unamortized deferred finance charges	(15,723)	(33,622)
Long-term debt	$2,207,977	$3,172,108

New Credit Agreement

On October 31, 2024, the Company entered into the New Credit Agreement providing for the New 2024 Term Loan Facilities due October 31, 2031, in an aggregate principal amount of $2,250.0 million, and the New 2024 Revolving Credit Facility due October 31, 2029, in an aggregate principal amount of up to $750.0 million. Concurrent with the closing of the New Credit Agreement, the Company used the proceeds of the New 2024 Term Loan Facilities and approximately $95.0 million of the proceeds of the New 2024 Revolving Credit Facility to repay in full amounts outstanding under (i) the Prior Credit Agreement and (ii) the Prior ABL Credit Agreement, terminating each of the debt facilities thereunder. The Company expensed $23.7 million related to new third party fees that did not meet the criteria for deferral as refinancing costs on the Consolidated Income Statement during the year ended December 31, 2024, of which $5.7 million related to the New Credit Agreement, $11.6 million related to the New 2024 Term Loan Facilities, $1.5 million related to the September 6, 2024 amendment to the Prior Credit Agreement and $4.9 million related to the March 25, 2024 Prior Credit Agreement.

New 2024 Term Loan Facilities

The New Credit Agreement provided for (i) a senior secured dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “New 2024 Term Loan B-1 Facility”), (ii) a senior secured dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “New 2024 Term Loan B-2 Facility” and, together with the New 2024 Term Loan B-1 Facility, the “New 2024 Term Loan Facilities”). The New 2024 Term Loan Facilities were fully drawn on October 31, 2024, in an aggregate principal amount of $2,250.0 million, bearing interest at SOFR + 2.25% with provision for a rate step-down to 2.00% based on achieving a consolidated First Lien Net Leverage Ratio of less than 3.00x, and will mature on October 31, 2031. The Company incurred new third party fees of $13.2 million related to the New 2024 Term Loan Facilities of which $11.6 million were expensed as refinancing costs on the Consolidated Income Statement during the year ended December 31, 2024, and $1.6 million of deferred finance charges were recorded as a reduction of long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and will be amortized on a straight-line basis over the term of the credit facility.

New 2024 Revolving Credit Facility

The New Credit Agreement provided for a senior secured multicurrency revolving credit facility available to the Company in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “New 2024 Revolving Credit Facility” and, together with the New 2024 Term Loan Facilities, the “New Senior Secured Credit Facilities”). The New 2024 Term Loan Facilities will mature on October 31, 2031, and the New 2024 Revolving Credit Facility will mature on October 31, 2029. As of December 31, 2024, the New 2024 Revolving Credit Facility had no outstanding borrowings. Borrowings would bear interest at SOFR + 2.00% with provision for step-down to 1.75% and 1.5% based on a achieving a consolidated First Lien Net Leverage Ratio of less than 3.25x and 2.75x, respectively. The Company incurred new lender fees of $3.8 million related to the New 2024 Revolving Credit Facility, which are recorded as an other long-term asset on the Consolidated Balance Sheets as of December 31, 2024, and will be amortized on a straight-line basis over the term of the facility.

Prior Credit Agreement

On October 31, 2024, concurrent with the closing of the New Credit Agreement, the Company used the proceeds of the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility to repay in full amounts outstanding under the Prior Credit Agreement terminating each of the debt facilities thereunder, which resulted in a loss on extinguishment of debt of $4.7 million recognized in the year ended December 31, 2024, $0.7 million related to the March 25, 2024 amendment of the Prior Credit Agreement, $3.6 million upon the commencement of the New Credit Agreement on October 31, 2024 representing the write off unamortized discounts and deferred financing charges related to the extinguished portions of the Prior Term Loan facilities and $0.4 million related to the extinguishment of the Prior 2023 Revolving Credit Facility.

Prior 2023 and Prior 2024 Term Loan Facilities

On August 24, 2023, the Company amended the Prior Credit Agreement to combine the 2019 Term Loan Facilities and the 2021 Term Loan Facility into the Prior 2023 Term Loan Facilities in the amount of $2,575.0 million less a 1.0% discount. The Prior 2023 Term Loan Facilities were comprised of two tranches, referred to as the Prior 2023 Term Loan B-1 Facility and the Prior Term Loan B-2 Facility, with identical terms that were entered into by subsidiaries of the Company. The Prior 2023 Term Loan Facilities incurred interest at the Term SOFR Rate plus 3.75% to 4.00% or the Base Prime Rate plus 2.75% to 3.00% and were scheduled to mature on August 24, 2028. As a result of the amendment, both a debt modification and a debt extinguishment arose. The Company recognized $0.8 million in deferred charges related to the Prior 2023 Term Loan Facilities which are recorded as a reduction of long-term debt on the Consolidated Balance Sheets. The Company also recognized a loss on the extinguishment of debt of $6.2 million, representing the write-off of the unamortized deferred finance charges and original issue discount related to the extinguished portion of the 2019 Term Loan Facilities and 2021 Term Loan Facility, while $22.8 million of the unamortized deferred finance charges and original issue discount relating to the modified debt continued to be deferred. In addition, $19.9 million in third party fees related to the modified portion of the 2019 Term Loan Facilities were expensed as refinancing costs on the Consolidated Income Statement during the year ended December 31, 2023, as these costs did not meet the criteria for deferral.

On March 25, 2024, the Company amended its Prior Credit Agreement, dated as of April 4, 2019 (as amended, restated, modified and/or supplemented from time to time, the “Credit Agreement”), among Dynasty Acquisition Co., Inc. as the U.S. borrower (the “U.S. Borrower”), Standard Aero Limited, as the Canadian borrower (the “Canadian Borrower”), Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and certain other parties thereto, to refinance the $2,562.1 million existing senior secured term loans then-outstanding thereunder (the “Prior 2023 Term Loans”) and provide the Company with an incremental $200.0 million as additional term loans (together with the refinanced 2023 Term Loans, the “Prior 2024 Term Loans” and the facilities in respect thereof, the “Prior 2024 Term Loan Facilities”). In addition, the amendment reduced the applicable interest rate to the Term SOFR Rate plus 3.25% to 3.50% or the Base Prime Rate plus 2.25% to 2.50%. All other terms of the Credit Agreement remained unchanged. The incremental proceeds from the Prior 2024 Term Loans were used toward the partial redemption of the Prior Senior Notes. As a result of the amendment, the Company recognized a loss on the extinguishment of debt of $0.7 million in the year ended December 31, 2024, representing the write-off of the unamortized deferred finance charges related to the extinguished portion of the Prior 2023 Term Loans. In addition, $4.9 million in third party fees related to the modified portion of the Term Loans were expensed as refinancing costs on the Consolidated Income Statement during the year ended December 31, 2024, as these costs did not meet the criteria for deferral. The Company recognized $0.1 million in deferred charges which are recorded as a reduction of long-term debt on the Consolidated Balance Sheets. The original issue discount and deferred charges were amortized over the term of the Credit Agreement using the straight-line method, which approximates the effective interest rate method.

On September 6, 2024, the Company amended the Prior Credit Agreement to incur additional 2024 Term Loans in a principal amount of $200.0 million which were, in part, used to paydown a portion of the advances under the Company’s Prior ABL Credit Facility used to fund the acquisition of Aero Turbine. There were no other substantive changes made to the Prior Credit Agreement. As a result of the amendment, $1.5 million in third party fees related to the modified portion of the Term Loans were expensed as refinancing costs on the Consolidated Income Statement during the year ended December 31, 2024, as these costs did not meet the criteria for deferral. The original issue discount and deferred charges were amortized over the term of the Prior Credit Agreement using the straight-line method, which approximates the effective interest rate method.

On October 31, 2024 concurrent with the New Credit Agreement, we recognized a $3.6 million loss on extinguishment of debt representing the write off unamortized discounts and deferred financing charges related to the extinguished portions of the Prior Term Loan facilities

Prior 2023 Revolving Credit Facility

The Prior 2023 Revolving Credit Facility was a senior secured multicurrency cash flow revolving credit facility available under the Prior Credit Agreement, with a capacity of $150.0 million (of which up to $75.0 million was available for the issuance of letters of credit) and was scheduled to mature on May 1, 2028. The Prior 2023 Revolving

Credit Facility bore interest at the Adjusted Term SOFR rate plus 3.125% to 3.50%. The applicable rates on borrowing under the credit agreement were based on the Consolidated First Lien Net Leverage Ratio. The 2023 Revolving Credit Facility was subject to a maximum Consolidated First Lien Net Leverage Ratio that was tested at the end of any fiscal quarter if the total revolving credit loans outstanding under the Prior 2023 Revolving Credit Facility on such date exceed 35.0% of the aggregate amount of all commitments in respect of the Prior 2023 Revolving Credit Facility.

On October 31, 2024, concurrent with the closing of the New Credit Agreement, the Company terminated the Prior 2023 Revolving Credit Facility which had no outstanding loans under it, resulting in a loss on extinguishment of debt of $0.4 million recognized in the year ended December 31, 2024.

Prior ABL Credit Facility

On October 31, 2024, concurrent with the closing of the New Credit Agreement, the Company used the proceeds of the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility to repay in full amounts outstanding under the ABL Credit Agreement, terminating the debt facility thereunder. The extinguishment of the Prior ABL Credit Facility resulted in a loss on extinguishment of debt of $2.0 million recognized in the year ended December 31, 2024.

The Prior ABL Credit Facility had a capacity of $400.0 million, was repayable in U.S. dollars and was scheduled to mature on May 1, 2028. At the Company’s discretion, the borrowings under the ABL Credit Facility bore interest at the Adjusted Term SOFR rate plus 1.50% to 2.00%, Prime Lending Rate plus 0.50% to 1.00%, or the Base Rate on Canadian borrowings plus 0.50% to 1.00%, with the spread dependent on the amount of the borrowing and was subject to certain financial covenants. The ABL Credit Facility had an annual commitment fee of 0.250% to 0.375% based on excess availability. The ABL Credit Facility contained financial covenants which were required to be calculated immediately prior to or during the continuance of a trigger period. The trigger period was a period where borrowing availability was less than the greater of 10% of the line cap and $30.0 million.

Prior Senior Notes

The Prior Senior Notes bore an interest rate of 10.0% and were scheduled to mature on April 4, 2027. On March 25, 2024, the Company partially redeemed $200.0 million of the Prior Senior Notes. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $2.9 million in the year ended December 31, 2024, representing the write-off of the unamortized deferred finance charges related to the redeemed portion of the Prior Senior Notes. On October 3, 2024, the Company used the proceeds from the initial public offering to repay the full outstanding principal and accrued interest on the Prior Senior Notes, totaling $487.5 million. The extinguishment of the Prior Senior Notes resulted in a loss on extinguishment of debt of $5.7 million recognized in the year ended December 31, 2024.

The Company’s weighted average interest rate of borrowings under its senior credit agreements was 8.8% for the year ended December 31, 2024, and 9.1% for the year ended December 31, 2023.

Certain of these agreements contain non-financial covenants that limit both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends subject to select amounts and incurrence ratios.

As of December 31, 2024, the amounts of the long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2025	$1,627	$22,614	$24,241
2026	1,578	23,615	25,193
2027	1,573	22,500	24,073
2028	1,563	22,500	24,063
2029	1,563	22,500	24,063
Thereafter	20,667	2,137,501	2,158,168
Total	$28,571	$2,251,230	$2,279,801
Amount representing interest	(10,196)	—	(10,196)
Unamortized discounts	—	(22,456)	(22,456)
Unamortized deferred finance charges	—	(15,723)	(15,723)
Total long-term debt payable	$18,375	$2,213,051	$2,231,426

NOTE 13: LEASES

Lease costs consist of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Finance lease expense
Amortization	$1,392	$1,377	$1,374
Interest expense	867	939	986
Operating lease expense	31,641	30,311	28,802
Short term lease expense	1,276	1,978	2,072
	$35,176	$34,605	$33,234

The impact of leasing on the Consolidated Balance Sheets consists of the following:

	Classification on the	Year Ended December 31,
	Consolidated Balance Sheets	2024	2023
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$20,262	$21,543
Operating lease assets	Operating lease right of use asset, net	172,206	168,513
Total lease assets		$192,468	$190,056
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$835	$837
Operating lease liabilities	Operating lease liabilities	17,663	17,040
Non-current liabilities
Finance lease liabilities	Long-term debt	17,540	19,423
Operating lease liabilities	Long-term operating lease liabilities	164,224	159,482
Total lease liabilities		$200,262	$196,782

Supplemental cash flow information related to leases consisted of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$29,863	$26,874
Operating cash flows from finance leases	867	939
Financing cash flows from finance leases	830	807
Right of use assets obtained in exchange for lease liabilities:
Operating lease right of use asset	25,495	4,530

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2025	$28,376
2026	23,939
2027	22,403
2028	21,937
2029	19,361
Thereafter	170,073
Total future minimum payments	286,089
Less imputed interest	104,202
Present value of minimum payments	$181,887

Weighted average remaining lease term and borrowing rate consisted of the following:

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	16.0	19.5	16.4	20.3
Weighted average borrowing rate	6.2%	4.7%	5.8%	4.7%

NOTE 14: INCOME TAXES

The components of the income tax expense for continuing operations are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Current
Domestic	$54,406	$37,333	$40,405
Foreign	39,792	22,732	18,485
Total current	94,198	60,065	58,890
Deferred
Domestic	(25,195)	(17,238)	(14,742)
Foreign	1,780	(2,647)	(1,152)
Total deferred	(23,415)	(19,885)	(15,894)
Income tax expense	$70,783	$40,180	$42,996

Income from continuing operations before taxes for U.S. and foreign operations are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$(130,387)	$(105,986)	$(79,328)
Foreign	212,144	111,105	101,324
Income from continuing operations before income taxes	$81,757	$5,119	$21,996

Accumulated other comprehensive income at December 31, 2024 and 2023, has been reported net of a $3.5 million deferred tax asset and a $2.4 million deferred tax asset, respectively.

The Company has the intent and ability to assert that undistributed foreign earnings are indefinitely or “permanently” reinvested outside the U.S. The Company is aware that there may be withholding taxes on an actual distribution of the undistributed foreign earnings. If the undistributed earnings were not considered permanently reinvested, deferred tax liabilities would have been provided for any applicable income taxes and withholding taxes payable in various countries, which would not be significant. A determination of the unrecognized deferred tax liabilities on the other outside basis differences reinvested indefinitely at December 31, 2024, is not practicable due to the complexities in the calculations.

The items accounting for the difference between income taxes computed at the U.S. statutory rate and the expense for income taxes for continuing operations are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Income tax expense at the U.S. statutory rate, 21%	$17,169	$1,075	$4,619
State taxes, net	919	1,175	1,418
Effect of foreign tax rates	(4,093)	(5,325)	(2,940)
GILTI	13,094	7,919	6,452
Effect of change in tax rates	1,636	4,193	1,572
Non-taxable income	(215)	(431)	(221)
Non-deductible expenses	5,991	5,698	5,869
Stock based compensation	2,186	—	—
Valuation allowance	22,838	31,854	29,514
Tax credits	—	—	120
Adjustments in respect of prior years	11,122	(5,509)	(3,072)
Other, net	136	(469)	(335)
Income tax expense	$70,783	$40,180	$42,996

The Company has adopted a position of indefinitely reinvesting earnings in its foreign operations. Despite the Company’s position of indefinitely reinvesting earnings in its foreign operations, the Tax Cuts and Jobs Act of 2017 made significant changes to the way U.S. multinationals’ foreign profits are taxed. GILTI was introduced as an outbound anti-base erosion provision.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. On June 20, 2024, as part of Bill C-69, Canada enacted its Pillar Two legislation effective January 1, 2024. Canada Bill C-59 was also enacted on June 20, 2024, and included the excessive interest and financing expenses limitation (EIFEL) regime effective for tax years beginning on or after December 31, 2023. The Company has performed a quantitative and qualitative assessment and determined the effects are not materially significant to the 2024 financial statements. The Company will continue to evaluate Pillar Two and EIFEL for their potential impact on future periods as further legislation is proposed or enacted.

Deferred income tax liabilities consist of the following:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets consist of the following:
Capitalized research & development	$4,653	$—
Deferred finance charges	4,275	2,322
Inventory reserve	26,534	12,927
Other	23,278	19,191
Disallowed business interest expense	180,571	163,739
Operating lease liability	43,744	40,894
Pension	1,134	3,632
Tax losses carried forward	11,397	15,055
Deferred tax assets, before valuation allowance	295,586	257,760
Valuation allowance	(117,650)	(94,812)
Deferred tax assets	177,936	162,948
Deferred tax liabilities consist of the following:
Property, plant and equipment	(35,836)	(36,824)
Intangible assets	(246,422)	(244,076)
Operating lease right of use asset	(55,966)	(53,314)
Other	(8,457)	(6,309)
Deferred tax liabilities	(346,681)	(340,523)
Net deferred tax liability	$(168,745)	$(177,575)

Changes to the Company’s valuation allowance are as follows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of the year	$94,812	$62,958	$33,444
Additions charge to income tax expense	26,050	31,953	29,514
Reductions credited to income tax expense	(3,212)	(99)	—
Change in valuation allowance	22,838	31,854	29,514
Balance, end of the year	$117,650	$94,812	$62,958

The total increase in valuation allowance was $22.8 million, $31.9 million and $29.5 million for the years ending December 31, 2024, 2023 and 2022, respectively. A “more likely than not” criterion is applied when evaluating the realizability of a deferred tax asset. A valuation allowance of $117.7 million and $94.8 million as of December 31, 2024 and 2023, respectively, has been recorded against the foreign net operating losses in various countries and U.S. Section 163(j) interest expense carryforwards. The Company has determined that it is more likely than not that the amount of the deferred tax assets will not be realized. A portion of the foreign losses may be carried forward indefinitely, as well as the U.S. Section 163(j) limitation. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

The Company’s policy is to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2024 and December 31, 2023, the Company has no liability recorded for the payment of interest and penalties and has not included an amount in the current year’s tax provision.

Unrecognized tax benefits were nil as at December 31, 2024 and December 31, 2023. It is expected that the amount of unrecognized tax benefits will not change in the next 12 months.

The Company files a U.S. federal income tax return as part of a consolidated group as well as income tax returns in various states and other foreign jurisdictions. The Company is open to examination in the United States. for 2019 onward, and Canada for 2020 onward. Generally, for the remaining tax jurisdictions, years from 2019 onward are still open to examination.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Commitments

The Company has future contractual commitments of $30.6 million as of December 31, 2024, and $38.7 million as of December 31, 2023, for capital commitments. The aggregate amount of future contractual commitments due in each of the next five fiscal years is $29.3 million in 2025, $0.5 million in 2026, $0.4 million in 2027, $0.3 million in 2028 and $0.1 million in 2029.

The Company entered into a building lease agreement that has not yet commenced as of December 31, 2024. The lease is for 30 years with future lease payments estimated to total approximately $72.9 million.

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

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As of December 31, 2024 and December 31, 2023 the provision is nominal.

The Company has facilities that are located on land that has been used for industrial purposes for an extended period of time. The Company has not been named as a defendant in any environmental suit. Management believes that the Company is currently in substantial compliance with environmental laws. The Company incurs capital and operating costs relating to environmental compliance on an ongoing basis. The Company does not believe it will be required under existing environmental laws to expend amounts that would have a material adverse effect on its financial position or results of operations as a whole.

NOTE 16: GUARANTEES

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $20.6 million and $25.2 million as of December 31, 2024 and December 31, 2023, respectively.

NOTE 17: RELATED PARTY TRANSACTIONS

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement (the “Carlyle Services Agreement”) with Carlyle Investment Management L.L.C. (“CIM”), pursuant to which Dynasty Acquisition paid CIM a one-time fee of approximately $24.5 million for strategic advisory and consulting services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Carlyle Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to CIM an annual fee of approximately $2.4 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by CIM pursuant to the Carlyle Services Agreement. Dynasty Acquisition also reimburses CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Carlyle Services Agreement, and Dynasty Acquisition may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided under the Carlyle Services Agreement. In connection with the IPO, the Carlyle Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO, which is October 3, 2026, and the date on which CIM and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of our outstanding voting common stock. For the year ended December 31, 2024, we paid CIM approximately $2.4 million pursuant to the Carlyle Services Agreement.

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting service agreement (the “Beamer Services Agreement”) with Beamer Investment Inc., an affiliate of GIC, pursuant to which Dynasty Acquisition paid Beamer Investment Inc. a one-time fee of approximately $5.5 million for strategic advisory and consulting, services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Beamer Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to Beamer Investment Inc. an annual fee of approximately $0.6 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by Beamer Investment Inc. pursuant to the Beamer Services Agreement. Dynasty Acquisition also reimburses Beamer Investment Inc.’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Beamer Services Agreement, and Dynasty Acquisition may pay Beamer Investment Inc. additional fees associated with other future transactions or in consideration of any additional services provided under the Beamer Services Agreement. In connection with the IPO, the Beamer Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO and the date on which Beamer Investment Inc. and its affiliates collectively and beneficially own, directly or indirectly, less than 50% of our outstanding voting common stock that they owned on the date of the closing of the IPO, prior to giving effect to the sale of shares by Beamer Investment Inc. or an affiliate of Beamer Investment Inc. in the IPO. For the year ended December 31, 2024, we paid Beamer Investment Inc. approximately $0.6 million pursuant to the Beamer Services Agreement. .

The Company expensed $3.0 million for each of the years ended December 31, 2024, 2023 and 2022, for advisory and consulting services as outlined above, $0.8 million as consideration for the services provided by Carlyle as a lead arranger in connection with the New 2024 Term Loan Facilities and $0.4 million as consideration for the services Carlyle provided for the September 2024 amendment to the Prior Credit agreement, as well as $1.2 million for the year ended December 31, 2023 as consideration for the services provided by Carlyle as a lead arranger in connection with the Prior 2023 Term Loan Facilities. An affiliate of Carlyle also served as one of the underwriters of the IPO for which it received underwriting discounts and commissions of approximately $5.6 million.

The Company had a $0.1 million advance as at December 31, 2023 and had an outstanding payable of $0.1 million as of December 31, 2022 for related party consulting services.

CFGI, a portfolio company of a fund affiliated with Carlyle, provides the Company with accounting advisory and consulting services. For the year ended December 31, 2024, the Company expensed $4.5 million, and paid $3.2 million, respectively, to CFGI for accounting advisory and consulting services. There were no similar payments to CFGI for the years ended December 31, 2023 and 2022.

NOTE 18: EMPLOYEE BENEFIT PLANS

Defined contribution pension plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $24.4 million, $21.8 million and $19.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

In France, the defined benefit plan is a government-mandated defined obligation that provides employees with retirement indemnities in the form of lump sums on the basis of the length of service and employee compensation levels. The plan is unfunded and benefits are paid when amounts become due, commencing when participants retire. Actuarial gains and losses of the year for long service awards are immediately recognized in the Consolidated Statements of Operations.

An actuarial valuation of the defined benefit plans was prepared as of December 31, 2024 and December 31, 2023.

The following table summarizes the funded status of the United Kingdom and France defined benefit pension plans as follows:

	December 31, 2024		December 31, 2023
	France	United Kingdom	France	United Kingdom
	(in thousands)
Fair value of plan assets, beginning of year	$—	$71,602	$—	$67,423
Actual return on assets	—	(6,308)	—	113
Company contribution	—	3,478	—	3,395
Benefits paid	—	(2,728)	—	(3,135)
Foreign exchange	—	(1,188)	—	3,806
Plan assets, end of year	$—	$64,856	$—	$71,602
Projected pension obligation, beginning of year	$(2,806)	$(75,678)	$(2,758)	$(68,870)
Service costs	(132)	—	(135)	—
Interest costs	(79)	(3,323)	(83)	(3,314)
Actuarial gains (losses)	(115)	10,110	(28)	(2,681)
Benefits paid	390	2,728	303	3,135
Foreign exchange	173	1,308	(105)	(3,948)
Projected pension obligation, end of year	(2,569)	(64,855)	(2,806)	(75,678)
Overfunded (underfunded) status, end of year	$(2,569)	$1	$(2,806)	$(4,076)

The accumulated benefit obligation for all defined benefit pension plans was $65.4 million and $75.7 million at December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	France	United Kingdom	France	United Kingdom
	(In thousands)
Accumulated benefit obligation, end of year	$1,960	$63,478	$2,207	$73,510
Accumulated benefit obligation, beginning of year	2,207	73,510	2,126	67,283

Amounts recognized in the Consolidated Balance Sheets consist of $2.6 million as of December 31, 2024, and $6.9 million as of December 31, 2023, in Other non-current liabilities.

Amounts recognized in accumulated other comprehensive loss consist of the following amounts:

	As of December 31,
	2024	2023
	(in thousands)
Cumulative gross unrecognized, net actuarial loss	$(3,964)	$(4,348)
Related tax impact	952	1,092
Total included in accumulated other comprehensive loss	$(3,012)	$(3,256)

The net periodic benefit cost charged to the Consolidated Statements of Operations includes the following components (in thousands):

	Year ended December 31
	2024	2023	2022
Service cost	$132	$135	$148
Interest cost	3,402	3,397	2,141
Expected return on plan assets	(3,406)	(3,207)	(3,390)
Amortization of net (gain) loss	(76)	(78)	(655)
	$52	$247	$(1,756)

The principal long-term assumptions on which the valuation was based are as follows:

	France	United Kingdom	France	United Kingdom
	2024	2024	2023	2023
Discount rate to determine benefit obligations	3.40%	5.54%	3.25%	4.55%
Discount rate – to determine net periodic benefit cost	3.40%	4.55%	3.10%	4.77%
Compensation growth rate	3.00%	3.83%	3.00%	3.71%
Expected return on plan assets – Scheme	n/a	6.10%	n/a	4.83%
Expected return on plan assets – Plan	n/a	5.47%	n/a	4.79%

The United Kingdom defined benefit plan assets are held in trust by the Trustees. The Trustees determine the investment strategy for the plan assets after taking advice from investment advisers and consulting with the Company. The assets chosen are invested in a diverse portfolio of investments in order to reduce investment risk. The allocation of investments is likely to change as a result of a range of factors such as changes in market conditions and the expected returns and risks. The two defined benefit pension arrangements in the United Kingdom have bespoke investment strategies to reflect the different maturity profiles and funding positions of the respective plans. The current investment strategy for the VA98 Plan includes target allocations for plan assets of approximately 9% in liquid growth, 15% in alternative assets and 76% in liability-driven investments and corporate bonds. The current investment strategy for the VAIL Scheme includes target allocations for plan assets of approximately 18% in liquid growth, 22% in alternative assets and 60% in liability-driven investments and corporate bonds. The Trustees recognize a number of risks involved in the investment of the plan assets and monitor and manage these risks on a regular basis, including through the use of derivatives, which are permitted within the investment strategy.

The Company has an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon models that primarily use, as inputs, market-based or independently sourced market parameters, including yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described in the table below with Level 1 having the highest priority and Level 3 having the lowest. The Net Asset Value (“NAV”) is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for the investments measured at fair value.

•
Cash - Cash is valued at the amount held on deposit by the custodian bank and is classified as Level 1 of the valuation hierarchy.
•
Equity and fixed income funds - these funds are valued at the closing NAV values supplied by the fund managers at the reporting date based on the fair value of the underlying investments of the funds and are classified within Level 2 of the fair value hierarchy unless the determination of fair value of the underlying investments within the funds requires significant unobservable data in which case the funds are classified as Level 3 of the valuation hierarchy.
•
Real estate and property funds - the NAV of these funds are valued based on appraisals of the underlying real estate investments. Such appraisals involve significant judgments with respect to estimates and assumptions and as a result these funds are classified within Level 3 of the valuation hierarchy.
•
Hedge funds - the NAV of these funds are valued using observable inputs including interest rate curves, credit spreads and volatilities and are classified within Level 2 of the valuation hierarchy
•
Other assets - These investments are priced based on unobservable inputs and are classified as Level 3 of the valuation hierarchy.

The fair value of plan assets for the United Kingdom defined benefit plans by major category were as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash	$3,546	$—	$—	$3,546
Equity funds:
International equities	—	6,492	—	6,492
Emerging market equities	—	907	—	907
Fixed income funds:
U.S. and international government bonds	—	25,494	—	25,494
Corporate bonds	—	11,699	4,305	16,004
Emerging market bonds	—	1,784	—	1,784
Real estate and property funds	—	—	7,489	7,489
Hedge funds	—	1,988	—	1,988
Other funds	—	—	1,152	1,152
Fair value of pension assets	$3,546	$48,364	$12,946	$64,856

The fair value of plan assets for the United Kingdom defined benefit plans by major category were as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash	$165	$—	$—	$165
Equity funds:
International equities	—	7,321	—	7,321
Emerging market equities	—	913	—	913
Fixed income funds:
U.S. and international government bonds	—	32,944	—	32,944
Corporate bonds	—	13,892	3,658	17,550
Emerging market bonds	—	2,185	—	2,185
Real estate and property funds	—	—	7,859	7,859
Hedge funds	—	1,356	—	1,356
Other funds	—	—	1,309	1,309
Fair value of pension assets	$165	$58,611	$12,826	$71,602

The following table represents the reconciliation of the Level 3 pension assets measured at fair value:

	Corporate Bonds funds	Real Estate and Property funds	Other funds	Total
	(in thousands)
Balance, December 31, 2022	5,969	5,396	1,406	12,771
Purchases	—	2,612	4	2,616
Sales	(3,268)	(199)	(9)	(3,476)
Change in market value:	620	138	(559)	199
Foreign exchange	337	(88)	467	716
Balance, December 31, 2023	$3,658	$7,859	$1,309	$12,826
Sales	—	(482)	(13)	(495)
Change in market value:	711	259	(69)	901
Foreign exchange	(64)	(147)	(75)	(286)
Balance, December 31, 2024	$4,305	$7,489	$1,152	$12,946

The Company expects to contribute $3.4 million to its pension plan in 2025.

Future estimated benefit payments over the next 10 years from the United Kingdom and France defined benefit plans for the years ending December 31 and thereafter are as follows (in thousands) :

2025	$2,942
2026	2,964
2027	3,081
2028	3,448
2029	3,474
Thereafter (2030-2034)	18,192
Total	$34,101

NOTE 19: STOCK BASED COMPENSATION

Corporate Restructuring and Restructuring Transactions

In connection with and prior to the completion of the IPO, the Company effected certain restructuring transactions. These restructuring transactions consisted of (i) the 103-for-one forward stock split of our common stock effected on September 20, 2024, (ii) the distribution to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. an aggregate of 275,053,375 shares of our common stock (of which 8,157 will be restricted shares), and to holders of Class B Units of Dynasty Parent Holdings, L.P. an aggregate of 6,158,255 shares of our common stock (of which 6,028,394 will be restricted shares), in each case based on the initial public offering price of $24.00 per share and (iii) the liquidation and dissolution of Dynasty Parent Holdings, L.P. Immediately following the Restructuring Transactions, 281,211,630 shares of our common stock will be issued and outstanding.
Due to the 103-for-one forward stock split all share and per share amounts for all periods presented here have been adjusted retroactively, where applicable, to reflect this split. Additionally, see Note 4 Earnings per share.

2019 Long-Term Incentive Plan (“Prior Plan”)

During the period from April 4, 2019 through September 20, 2024, certain directors and consultants, and the employees, directors and consultants of the Company's affiliates, were granted Units in Dynasty Parent Holdings, L.P. (“the Partnership”). The Partnership had two classes of Partners: Class A Partners representing initial investors and Class B Partners representing certain members of management, employees and non-employee directors.

Under the Prior Plan employees, directors and consultants, and the employees, directors and consultants of our affiliates, were eligible to receive Class A-2 Units or Class B Units in the Partnership or options to purchase shares of common stock of the Company. Class B Units were granted under the Prior Plan with a benchmark amount intended to allow the Class B Units to qualify as profits interests for U.S. federal income tax purposes. Since the completion of the IPO on October 2, 2024, no new awards have been or will be issued under the Prior Plan. Upon the IPO the Class A-2 and Class B units were converted into Restricted Stock Awards ("RSAs").

The RSAs and options generally vest 50% based on the holder’s continued employment (“Time-Based”) and 50% based on the achievement of specified performance-based measures (“Performance-Based”) and subject to continued employment. The related expense is being recognized over the estimated service period, which begins from the time of issuance to the estimated liquidity event. Time-Based units and options vest immediately prior to the date of a liquidity event, subject to continued employment from the grant date through the date of the liquidity event. The Performance-Based units and options become eligible to vest subject to the achievement of certain performance measures. The eligible Performance-Based units and options vest immediately prior to the date of a liquidity event subject to continued employment from the grant date through the date of the liquidity event.

All of the Company's awards are considered equity classified awards. The RSAs and options did not vest until a liquidity event, as such the Company did not begin recognizing compensation expense until the liquidity event became probable upon the IPO on October 2, 2024.

The Company uses an option pricing model to estimate the fair value of the equity awards that vest upon the occurrence of a liquidity event, which includes the RSAs and options. The fair value was determined by considering the ownership percentage in the Partnership, the preference of the Class A units and a discount for lack of marketability. The following assumptions for the option pricing model were used in determining the fair value of the Class B units at the initial grant date of April 4, 2019:

Risk free interest rate	1.84%
Expected volatility	37.50%
Expected time to liquidity	4.5 years
Dividend yield	0.00%
Discount for lack of marketability	30.0%

The Company has historically been a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the Company estimated its expected stock price volatility based on the historical volatility of publicly traded peer companies over a look-back period similar to the expected term. The expected term of the Class B unit awards and stock option awards is the period of time for which the Class B unit awards and the stock option awards are expected to be outstanding until exercise and considers time until an anticipated liquidity event. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. In addition, the Company considered Class B units to be junior securities, without the same rights as Class A units of the Partnership, as such the 30% discount was applied for lack of marketability associated with the expected holding period of Class B units.

The calculation of the fair value of awards also requires an estimate of the Company’s equity value. As the Company historically has been a privately held company with no trading history for its common stock to date, the estimated fair value of the Company’s common stock was determined by the Board of Directors, with input from management and valuations by third-party specialists. To determine the fair value, the Board of Directors considered most recently available third-party valuations of common stock and an assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Additional factors include, among others, the nature and history of the Company’s business; the Company’s stage of development and commercialization; external market conditions; valuations of the Company’s industry peers; and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

2024 Incentive Award Plan

Effective upon the IPO date of October 2, 2024, the Company adopted and our stockholders approved the 2024 Incentive Award Plan (the “2024 Plan”), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. An aggregate of 19,662,698 shares of the Company's common stock were initially made available for issuance under the 2024 Plan. No more than 19,662,698 shares of common stock may be issued upon the exercise of incentive stock options ("ISOs"). Shares issued under the 2024 Plan may be authorized but unissued shares, shares purchased in the open market or treasury shares.

If an award under the 2024 Plan or Prior Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2024 Plan. Awards granted under the 2024 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction will not reduce the shares available for grant under the 2024 Plan.

The 2024 Plan provides for the grant of stock options, including ISOs, and nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards. Certain awards under the 2024 Plan may constitute or provide for payment of nonqualified deferred compensation, under Section 409A of the Code. All awards under the 2024 Plan are subject to the terms set forth in award agreements, which detail the terms and conditions of awards, including any applicable vesting and payment terms and post-termination exercise limitations.

The following table summarizes the Company's stock option activity for the year ended December 31, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2023	—	—	—
Corporate restructuring	463,194	$10.51
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	463,194	$10.51	5.75

Options Exercisable at December 31, 2024	50,347	$9.93	4.73

The aggregate intrinsic value of stock options outstanding is $6.6 million as of December 31, 2024, and the aggregate intrinsic value of stock options exercisable is $0.7 million as of December 31, 2024.

The following table summarizes the Company's restricted stock awards (RSA) activity for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	—	—
Corporate restructuring	6,036,550	$5.02
Released	—	—
Forfeited	—	—
Outstanding at December 31, 2024	6,036,550	$5.02

6,036,550 RSAs were outstanding and included in the Company’s 334,461,630 shares of Common Stock outstanding at December 31, 2024.

The following table summarizes the Company's restricted stock unit (RSU) activity for the years ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	—	—
Granted	238,540	$29.81
Released	—	—
Forfeited	—	—
Outstanding at December 31, 2024	238,540	$29.81

The Company recorded $17.4 million in stock compensation expense in the fourth quarter of 2024 substantially related to awards issued under the 2019 Long-Term Incentive Plan. Because those awards do not vest until a liquidity event, the Company did not begin recognizing any associated stock compensation expense until the Company’s IPO on October 2, 2024, when a liquidity event became probable. The Company will continue to recognize stock compensation expense ratably over the requisite remaining service period for the awards. As of December 31, 2024, there was $22.8 million of unrecognized compensation costs

NOTE 20: FAIR VALUE MEASUREMENTS

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

The interest rate swaps, interest rate caps and foreign exchange contracts are carried at fair value in the Consolidated Balance Sheets. The fair value measurement is classified within Level 2 of the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value of the interest rate agreements is estimated using industry standard valuation models using market-based observable inputs.

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

The Company determined the initial value for the contingent consideration liability of $15.2 million using the Level 3 inputs as of the issuance date on August 23, 2024. No changes in fair value of contingent consideration liability were recorded during the year ended December 31, 2024, in the consolidated statements of operations and comprehensive loss as the initial fair value approximates the fair value as of December 31, 2024.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date and as of December 31, 2024:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.2%

The following table summarizes the carrying amounts and fair values of financial instruments:

			As of December 31, 2024		As of December 31, 2023
	Balance Sheet Classification	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	2	$1,539	$1,539	$7,197	$7,197
Foreign exchange contracts	Prepaid expenses and other current assets	2	—	—	922	922
Total assets			$1,539	$1,539	$8,119	$8,119
Liabilities:
Interest rate swaps	Other non-current liabilities	2	$—	$—	$1,379	$1,379
Interest rate caps	Accrued expenses and other current liabilities	2	8,967	8,967	3,491	3,491
Interest rate caps	Other non-current liabilities	2	3,709	3,709	9,015	9,015
Contingent consideration - current	Accrued expenses and other current liabilities	3	7,000	7,000	—	—
Contingent consideration - non-current	Other non-current liabilities	3	8,150	8,150	—	—
Long-term debt, including current portion:
New 2024 Term Loan Facility	(1)	2	2,211,822	2,250,000	—	—
Prior 2023 Term Loan Facilities	(1)	2	—	—	2,515,996	2,562,125
Prior Senior Notes	(1)	2	—	—	665,038	675,468
Total liabilities			$2,239,648	$2,277,826	$3,194,919	$3,251,478

(1)
The carrying amount of debt instruments is presented net of the debt issuance costs, premium and discount. Refer to Note 12, “Debt”, for gross carrying amounts

The gains (losses) on the Company’s derivative instruments were as follows:

		Year ended December 31,
	Statement of Operations Classification	2024	2023	2022
		(in thousands)
Amount of gain (loss) recognized in net income (loss):
Interest rate swaps	Interest expense	$9,458	$18,956	$(7,252)
Interest rate caps	Interest expense	(293)	(625)	(27)
Foreign exchange contracts	Selling, general and administrative expense	818	265	(420)
Total gain (loss) in net income (loss)		$9,983	$18,596	$(7,699)
Amount of gain (loss) recognized in other comprehensive income (loss):
Interest rate swaps	Cash flow hedge gain	$4,876	$7,851	$30,750
Interest rate caps	Cash flow hedge loss	(519)	(7,686)	(5,384)
Foreign exchange contracts	Cash flow hedge gain (loss)	(103)	1,677	(973)
Total gain recognized in other comprehensive income		$4,254	$1,842	$24,393

NOTE 21: DERIVATIVES AND HEDGING

The Company is exposed to, among other things, the impact of changes in interest rates and foreign currency exchanges rates in the normal course of business. The Company’s objective in risk management is to utilize interest rate derivatives to add stability to interest expense and manage its exposure to interest rate movements and utilize foreign exchange rate derivatives to add stability to foreign exchange expense and manage its exposure to exchange rate movements. To accomplish this objective, the Company primarily uses (i) interest-rate swaps and interest-rate caps as part of its interest rate risk management strategy and (ii) foreign currency forward contracts to protect against the foreign currency exchange rate risk inherent on forecasted transactions.

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

During the years ended December 31, 2024, 2023, and 2022, such derivatives were used to hedge the variable cash flows associated with its long-term debt agreements.

The tables below summarize the key terms of the interest-rate swap and interest-rate cap agreements:

Interest-rate swap agreements:

Aggregate Notional Amount		Effective Date	Maturity Date	Interest - Rate
(In thousands)
$500,000	(1)	June 28, 2019	March 27, 2024	Average fixed SOFR rate of 2.41% (2)
$400,000		March 31, 2023	December 31, 2025	Fixed SOFR rate of 3.71%

Interest-rate cap agreements:

Aggregate Notional Amount		Effective Date	Maturity Date	Interest - Rate
(In thousands)
$1,500,000	(3)	March 31, 2023	September 30, 2025	Capped SOFR rate of 4.45% (4)
$1,500,000		September 30, 2025	December 31, 2026	Capped SOFR rate of 5.00%

(1)
The original interest-rate swap agreement, dated November 30, 2022, has an initial notional amount of $1,000.0 million, decreasing to $750.0 million on March 31, 2022, and to $500.0 million on March 31, 2023.
(2)
The interest rate was amended on June 29, 2023 from LIBOR (2.47%) to SOFR (2.41%).
(3)
The original interest-rate cap agreement, dated November 30, 2022, has an initial notional amount of $500.0 million, increasing to $1,000.0 million on March 31, 2023, and increasing to $1,500.0 million on March 28, 2024.
(4)
The interest rate was amended on June 29, 2023 from LIBOR (4.50%) to SOFR (4.45%).

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As of December 31, 2024		As of December 31, 2023
	Asset	Liability	Asset	Liability
	(in thousands)
Interest-rate swap agreements	$1,539	$—	$7,197	$1,379
Interest-rate cap agreements	—	12,676	—	12,506
Net derivatives as classified in the consolidated balance sheets	$1,539	$12,676	$7,197	$13,885

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

Foreign currency forward exchange contracts

The Company has operations in Canada, as well as other countries outside of North America, and consequently the Consolidated Balance Sheets can be affected by movements in exchange rates for limited balances denominated in foreign currency. Currency exposures can also arise from certain revenue and purchase transactions denominated in foreign currencies, primarily payroll costs which are in local currencies.

The Company enters into short term foreign exchange contracts throughout the year designated as a cash flow hedge to manage the exposure to changes in the exchange rate on its Canadian and United Kingdom payroll costs, requiring the Company to buy a notional amount of Canadian dollars and British Pounds Sterling. The contracts require the Company to buy a notional amount of the foreign currency at a set rate weekly from a reference date to maturity date, or until a maximum value is reached. The Company had one foreign currency contract that was entered April 12, 2024 at a notional value of GBP 17.5 million and matured on December 31, 2024.

NOTE 22: GOVERNMENT GRANTS

In response to COVID-19, various government programs were announced to provide financial support for affected businesses. The Company recognized wage subsidies totaling $2.4 million during the year ended December 31, 2022. The Company received no financial support from government programs during the years ended December 31, 2024 and 2023.

The subsidies are recorded as “Other income” in the Consolidated Statements of Operations. As of December 31, 2022, $1.8 million was recorded as receivable in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets.

NOTE 23: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2021	$(16,413)	$46	$292	$29,062	$12,987
Other comprehensive gain (loss) before Reclassifications, net of income tax	20,040	(711)	(308)	(27,117)	(8,096)
Amounts reclassified from accumulated other comprehensive income (loss)	5,750	307	—	(655)	5,402
Net other comprehensive income (loss)	25,790	(404)	(308)	(27,772)	(2,694)
Balance, December 31, 2022	$9,377	$(358)	$(16)	$1,290	$10,293
Other comprehensive gain (loss) before Reclassifications, net of income tax	(267)	1,224	383	(4,468)	(3,128)
Amounts reclassified from accumulated other comprehensive income (loss)	(13,856)	(193)	—	(78)	(14,127)
Net other comprehensive income (loss)	(14,123)	1,031	383	(4,546)	(17,255)
Balance, December 31, 2023	$(4,746)	$673	$367	$(3,256)	$(6,962)
Other comprehensive gain (loss) before Reclassifications, net of income tax	3,317	(75)	(367)	244	3,119
Amounts reclassified from accumulated other comprehensive income (loss)	(6,981)	(598)	—	—	(7,579)
Net other comprehensive (loss)	(3,664)	(673)	(367)	244	(4,460)
Balance, December 31, 2024	$(8,410)	$—	$—	$(3,012)	$(11,422)

NOTE 24: SEGMENT INFORMATION

The Company’s CODM is the Company’s Chief Executive Officer. Consistent with how the Company evaluates its performance and the way the Company is organized internally; the Company reports its activities in two segments: Engine Services and Component Repair Services. The CODM regularly uses the below financial measures to allocate financial and human resources to individual segments and evaluate segment performance. The CODM also uses these measures in the annual budget and quarterly forecasting processes. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments.

The Company's CODM is regularly provided and evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability and is used to evaluate the operating performance of the Company’s segments and for planning and forecasting purposes, including the allocation of resources and capital.

The Company defines Segment Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization directly attributable to each operating segment and adjusted for certain non-cash items that the Company may record each period, as well as non-recurring items such as acquisition costs, integration and severance costs, refinance fees, business transformation costs and other discrete expenses, when applicable. Expense information is provided to and reviewed by the CODM on a consolidated basis to evaluate cost efficiency and company level performance.

The Company’s Engine Services segment provides a full suite of aftermarket services, including maintenance, repair and overhaul, on-wing and field service support, asset management, and engineering and related solutions to customers in the commercial aerospace, military & helicopter, and business aviation end markets. Revenue in the Engine Services segment is primarily derived from the repair and overhaul of a wide variety of gas turbine engines and auxiliary power units that power fixed and rotary wing aircraft. The Company also provides complementary maintenance, repair, upgrade and other related services for airframes and avionics systems in the business aviation and helicopter end markets. Cost of revenue consists primarily of cost of materials, direct labor and overhead.

The Company’s Component Repair Services segment provides engine component and accessory repairs to the Commercial Aerospace, Military & Helicopter, and Other, including land and marine, and oil and gas end markets. Revenue in the Component Repair Services segment is derived from the engine piece part and accessory repairs that we perform, repair development engineering and other related services, and some engine new part manufacturing. Cost of revenue consists primarily of cost of materials, direct labor and overhead.

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

The Company does not report total assets by segment for internal or external reporting purposes as the Company's CODM does not assess performance, make strategic decisions or allocate resources based on assets.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1, Summary of Significant Accounting Policies).

Selected financial information for each segment is as follows:

	Year ended December 31, 2024
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$4,712,468	$524,693	$5,237,161
Intersegment revenue	(67,729)	67,729	—
Total segment revenue	4,644,739	592,422	5,237,161
Other segment items (1)	4,033,833	437,688	4,471,521
Segment Adjusted EBITDA	$610,906	$154,734	$765,640
Corporate (2)			75,108
Depreciation and amortization			188,164
Interest expense			282,507
Business transformation costs (LEAP and CFM) (6)			43,238
IPO-related costs			26,909
Refinancing costs			23,700
Loss on debt extinguishment			15,255
Stock compensation (4)			17,376
Integration costs and severance (3)			2,782
Acquisition costs (5)			1,374
Other (7)			7,470
Profit before tax			$81,757

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling general and administrative expenses.
(2)
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

(3)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(4)
Represents non-cash stock compensation expense associated with awards issued under 2019 Long-Term Incentive Plan in connection with Carlyle’s ownership. Because those awards do not vest until a liquidity event, the Company did not begin recognizing any associated stock compensation expense until the Company’s IPO on October 2, 2024, when a liquidity event became probable.” See Note 19, “Stock Based Compensation”.
(5)
Represents transaction costs incurred in connection with planned and completed acquisitions, including legal and professional fees, debt arrangement fees and other third-party costs.
(6)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(7)
Represents quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 17, "Related Party Transactions" for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Year ended December 31, 2023
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$4,097,621	$465,663	$4,563,284
Intersegment revenue	(47,753)	47,753	—
Total segment revenue	4,049,868	513,416	4,563,284
Other segment items (1)	3,530,757	388,108	3,918,865
Segment Adjusted EBITDA	$519,111	$125,308	$644,419
Corporate (2)			83,301
Depreciation and amortization			197,104
Interest expense			309,645
Business transformation costs (LEAP and CFM) (5)			11,363
Refinancing costs			19,921
Loss on debt extinguishment			6,182
Integration costs and severance (3)			1,374
Acquisition costs (4)			1,514
Other (6)			8,896
Profit before tax			$5,119

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling general and administrative expenses.
(2)
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
(3)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(4)
Represents transaction costs incurred in connection with planned and completed acquisitions, including legal and professional fees, debt arrangement fees and other third-party costs.
(5)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(6)
Represents quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 17, "Related Party Transactions" for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Year ended December 31, 2022
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$3,765,744	$384,734	$4,150,478
Intersegment revenue	(42,431)	42,431	—
Total segment revenue	3,723,313	427,165	4,150,478
Other segment items (1)	3,275,628	330,488	3,606,116
Segment Adjusted EBITDA	$447,685	$96,677	$544,362
Corporate (2)			68,931
Depreciation and amortization			195,223
Interest expense			242,987
Integration costs and severance (3)			4,717
Acqusition costs (4)			1,282
Other (5)			9,226
Profit before tax			$21,996

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling general and administrative expenses.
(2)
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
(3)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(4)
Represents transaction costs incurred in connection with planned and completed acquisitions, including legal and professional fees, debt arrangement fees and other third-party costs.
(5)
Represents quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 17, "Related Party Transactions" for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

The following table presents revenues from external customers by geographic area based on location of the customer:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
United States	$3,073,521	$2,862,358	$2,467,871
United Kingdom	604,292	453,886	528,620
Canada	591,232	372,578	434,714
Rest of Europe (1)	402,111	360,258	292,300
Asia (1)	233,738	209,736	184,301
Rest of the world (1)	332,267	304,468	242,672
Total revenue	$5,237,161	$4,563,284	$4,150,478

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 3% of total revenue for the years ended December 31, 2024, 2023, and 2022.

The following table presents long-lived assets by geographic area:

	As of December 31,
	2024	2023
	(in thousands)
United States	$418,990	$356,098
Canada	160,883	172,994
United Kingdom	107,659	108,879
France	17,625	18,512
Singapore	14,758	16,370
Rest of the world	20,898	17,829
Total long-lived assets	$740,813	$690,682

NOTE 25: FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

STANDARDAERO, INC.

BALANCE SHEETS (Parent Company)

(In thousands, except share figures)

	As of December 31,
	2024	2023
Assets
Investment in subsidiaries	$2,373,404	$1,146,712
Total assets	$2,373,404	$1,146,712

Commitments and contingencies

Stockholders' equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,461,630 shares issued and outstanding)	$3,345	$2,812
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,944,802	2,725,157
Accumulated deficit	(1,574,743)	(1,581,257)
Total stockholders' equity	2,373,404	1,146,712
Total liabilities and stockholders' equity	$2,373,404	$1,146,712

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

STATEMENTS OF OPERATIONS (Parent Company)

(In thousands, except share figures)

	Year Ended December 31,
	2024	2023	2022
Equity in net income (loss) of subsidiaries	$10,974	$(35,061)	$(21,000)
Net income (loss)	10,974	(35,061)	(21,000)
Equity in other comprehensive income (loss) of subsidiaries	(4,460)	(17,255)	(2,694)
Total Comprehensive income (loss)	$6,514	$(52,316)	$(23,694)

STANDARDAERO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Parent Company)

1.
Business

StandardAero, Inc. (formerly Dynasty Parent Co., Inc.) (the “Company” or “Parent Company”) was incorporated on September 5, 2018, in the state of Delaware.

2.
Accounting Policies

These condensed Parent Company only financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as stipulated by Rule 5-04, Section I from Regulation S-X. The ability of the Parent Company’s operating subsidiaries to pay dividends is restricted due to the terms of the Credit Agreement (as defined in Note 12, “Long-term debt,” to the audited consolidated financial statements) and indenture.

A statement of cash flows has not been included in these condensed financial statements because there was no cash activity for the Parent Company in the periods presented.

Parent Company is a holding company that conducts substantially all of its business operations through its subsidiaries. These condensed Parent Company only financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the Parent Company accounts for investments in its subsidiaries using the Parent Company’s proportionate share of the subsidiary as the basis of accounting. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto.

Use of estimates

Preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As we have previously been a privately held company, we were not subject to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting. The following are our material weaknesses:

•
We did not design and maintain (i) an effective control environment commensurate with our financial reporting requirements, specifically, we did not maintain a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, (ii) an effective risk assessment process at a sufficiently precise level to identify new and evolving risks of material misstatement in our financial statements and design and implement changes to our controls in response to those risks, (iii) effective monitoring controls to verify the proper and consistent functioning of our internal controls, and (iv) effective information and communication controls between various functions within the company to verify complete and accurate financial reporting. These material weaknesses contributed to the following additional material weaknesses:
•
We did not design and maintain adequate written policies and procedures for accounting and financial reporting. Further, we did not design and maintain effective controls related to the period-end financing reporting process and significant account balances, including ensuring that there is adequate documented evidence of a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting.
•
We did not design and maintain effective information technology ("IT") general controls over (i) program change management to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.

These material weaknesses resulted in immaterial corrections to the Company's consolidated financial statements for the year ended December 31, 2024. These material weaknesses could also result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for Material Weaknesses

Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. To address our material weaknesses, we are in the process of planning to implement measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. These measures include (i) hiring additional accounting and IT personnel to ensure the effectiveness of our processes and controls; (ii) devoting proper time by those personnel to perform a comprehensive review of procedures to assess and identify risks; (iii) developing monitoring controls and protocols that will allow us to timely assess the design and operating effectiveness of controls; (iv) designing effective information and communication controls between various functions within the Company to verify complete and accurate financial reporting; (v) implementing additional procedures to support a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting; and (vi) improving the design and testing of IT controls for IT systems that are relevant to the preparation of our financial statements, including with respect to program and data changes, user access controls, and computer operations controls.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about the executive officers and directors as of the date of this Annual Report. With respect to our directors, each biography contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the past five years, information regarding involvement in certain legal or administrative proceedings and the experience, qualifications, attributes or skills that caused our board of directors to determine that the person should serve as a director of the Company.

Name	Age	Position
Executive Officers
Russell Ford	63	Chief Executive Officer and Director
Daniel Satterfield	59	Chief Financial Officer and Treasurer
Kimberly Ernzen	52	Chief Operating Officer
Lewis Prebble	53	President, Engine Services – Airlines & Fleets
Marc Drobny	53	President, Engine Services – Military, Helicopters & Energy
Anthony Brancato	63	President, Engine Services – Business Aviation
Kimberly Ashmun	45	President, Component Repair Services
Steve Sinquefield	64	Chief Legal Officer
Alexander Trapp	51	Chief Strategy Officer
Malisa Chambliss	54	Chief Human Resources Officer

Directors
Douglas V. Brandely	44	Director
Peter J. Clare	59	Director
Ian Fujiyama	52	Director
Derek Kerr	60	Director
Wendy M. Masiello	66	Director
Paul McElhinney	63	Director
Andrea Fischer Newman	66	Director
Stefan Weingartner	63	Director

Russell Ford was appointed Chief Executive Officer in October 2013. He also has served as a member of the board of directors since April 2019. Mr. Ford has over 30 years of experience working in the aerospace industry. Prior to joining the Company, he was at Precision Castparts Corporation as the President of Carlton Forge Works and Dickson Test Group. He also previously served as ClearEdge Power Inc.’s President and Chief Executive Officer, Prestolite Electric Inc.’s President and Chief Executive Officer, Holley Performance Products Inc.’s Chief Operations Officer, Lockheed Martin Corporation’s Senior Vice President of Operations, Allied Signal Corporation’s General Manager of the Industrial and Marine Engine Division and in various engineering and management positions at Bell Helicopter and AT&T. Mr. Ford holds an M.B.A. from Duke University’s Fuqua School of Business and a Bachelor of Science in mechanical engineering from the Georgia Institute of Technology. He is a certified Six Sigma Blackbelt and Shingjutzu Lean Expert. We believe Mr. Ford is qualified to serve as a member of our board of directors because of his decades of experience in the aerospace industry and his perspective as our Chief Executive Officer.

Daniel Satterfield was appointed Chief Financial Officer in January 2023. Prior to joining the Company, Mr. Satterfield served as Chief Financial Officer for Honeywell Aerospace from December 2018 to December 2022. Prior to his service at Honeywell, he worked in senior executive financial leadership roles at Gates Corporation, Eaton, Cooper Industries and Siemens. Mr. Satterfield has more than 30 years of international management experience delivering strong leadership in growth, productivity, acquisition integration, financial reporting and complex accounting. He also has extensive engineering and manufacturing management expertise and corporate SEC and GAAP experience. Mr. Satterfield holds a Bachelor of Business Administration in accounting from the University of Georgia.

Kimberly Ernzen was appointed Chief Operating Officer in May 2024. Prior to joining the Company, Ms. Ernzen served in a variety of leadership positions at Raytheon since 2014, including President, Naval Power, from April 2020 to May 2024, Senior Vice President, Air Warfare Systems, from November 2018 to March 2020, Vice President, Land Warfare Systems, from May 2017 to October 2018 and Vice President, Operations from March 2014 to May 2017. During her three decades of experience in the aerospace industry, Ms. Ernzen has held multiple director and manager roles at Raytheon, Hawker Beechcraft, Cessa and Boeing. Ms. Ernzen holds an Executive M.B.A., a Master of Science in aerospace engineering and a Bachelor of Science in aerospace engineering from Wichita State University.

Lewis Prebble was appointed President of Airlines & Fleets in April 2021. Prior to joining the Company, Mr. Prebble served as Senior Vice President for the Americas at Rolls-Royce from February 2014 to March 2021. Mr. Prebble has more than 25 years of aerospace experience working in the aircraft engine and airline industries. Mr. Prebble held multiple executive positions at Rolls-Royce including Senior Vice President, Customer Business – Bombardier, Vice President, Customer Business – Americas and Head of Business Development & Marketing, Services and Sales Director – Asia Pacific. Prior to that, he worked five years in strategic positions for Air New Zealand. Mr. Prebble holds an M.B.A. from the Darden School of Business at the University of Virginia and a Bachelor of Commerce & Administration in operations management from Victoria University in Wellington, New Zealand.

Kimberly Ashmun was appointed President of Components & Accessories in September 2022. Prior to joining the Company, Ms. Ashmun served in a variety of technical, program and executive leadership positions at Lockheed Martin, including Vice President of Global Supply Chain Operations for the Sikorsky line of business from February 2022 to September 2022, Director, Global Sustainment Program Integration for Training and Logistics Solutions from August 2019 to February 2022 and Director, F-35 International Subcontract Program Manager from November 2016 to August 2019. Ms. Ashmun has more than 20 years of leadership experience in the aerospace industry, having begun her career as a manufacturing engineer for Lockheed Martin Aeronautics with roles in engineering and operations supporting the F-35 program. Ms. Ashmun holds an M.B.A. from Southern Methodist University, a Master of Science in system engineering from Southern Methodist University and a Bachelor of Science in engineering and manufacturing technology from Texas A&M University. In addition, she has completed Lockheed Martin’s Engineering Leadership Development Program and multiple executive courses from Columbia Business School and UC Berkeley Executive Education.

Marc Drobny was appointed President of Military, Helicopter & Energy in October 2020 and joined the Company in March 2018 as President of Business Aviation. Prior to joining the Company, Mr. Drobny served as President of Executive Jet Management from July 2016 to March 2018. Prior to his 13 years at Executive Jet Management, Mr. Drobny served more than a decade with the U.S. Navy, rising through the ranks as an FA-18 Pilot and Test Pilot to serve as Department Head for a Navy FA-18 squadron. Mr. Drobny holds a Bachelor of Science in aeronautical engineering from the U.S. Naval Academy and is a graduate of the U.S. Navy Test Pilot School.

Anthony Brancato was appointed President of Business Aviation in January 2021. Mr. Brancato joined the Company in February 2017, serving as President, Associated Air Center from February 2017 to December 2018 and as Senior Vice President, Integration from January 2019 to December 2020. Prior to joining the Company, Mr. Brancato held similar executive roles with Honeywell Aerospace, including Vice President of Global Business Aviation Aftermarket which generated more than $1.4 billion in revenue and managed a network of 300 service centers. During his more than three decades of experience in the aviation industry, Mr. Brancato has held multiple Vice President and General Manager roles in commercial, government services and business aviation units with Textron Lycoming, AlliedSignal and Honeywell. Mr. Brancato holds an M.B.A. from the University of New Haven, a Bachelor of Arts in management from the University of Phoenix, an Associate of Science degree in engineering and an FAA Airframe and Powerplant Certificate from Long Beach City College.

Steve Sinquefield was appointed as Senior Vice President and General Counsel in December 2015. Prior to joining the Company, Mr. Sinquefield served as General Counsel, Vice President, Contracts and Corporate Secretary for Tenax Aerospace Holdings LLC from August 2014 to December 2015. Mr. Sinquefield has more than 25 years of domestic and international legal experience as a Fortune 100 General Counsel, having worked for some of the top industry leaders, including L-3 Communications, Vertex Aerospace, Raytheon and Beechcraft. Mr. Sinquefield began his legal career as a litigation law associate at Taylor & Whitwell, Attorneys. He has also served the legal profession and his community on a variety of boards, committees and membership in both state and national associations. He holds a Juris Doctor from the University of Mississippi School of Law and a Bachelor of Arts in political science and English from the University of Mississippi.

Alexander Trapp was appointed as Chief Strategy Officer in February 2025. Prior to that, Mr. Trapp served as Senior Vice President Business Development at the Company since March 2016. Mr. Trapp has experience as Vice President Commercial, at Rolls-Royce America, Express-Jet Airlines and Continental Airlines. Mr. Trapp holds a B.S. in Business Administration, Finance and International from Trinity University and a MBA, Finance and Accounting from Washington University in St. Louis – Olin Business School.

Malisa Chambliss was appointed Chief Human Resources Officer in March 2020. In this role, Ms. Chambliss oversees all aspects of the Company’s HR operations, including staffing, employee training and development, benefits, compensation, payroll, and employee/labor relations. Prior to joining the Company, Ms. Chambliss served as Executive HR Leader for GE Aviation’s Maintenance Operations, supporting global manufacturing across 22 sites and more than 12,000 employees. Her career also includes key HR leadership roles within GE’s Oil & Gas, Security, and Real Estate divisions, as well as positions at United Technologies Corporation, ServiceMaster, and CIGNA. Ms. Chambliss holds a Bachelor of Arts and a Master of Arts degree in Psychology from Troy University.

Douglas V. Brandely is a Managing Director of The Carlyle Group, a private equity firm, where he focuses on investments in the aerospace, defense and government sectors as a member of Carlyle’s U.S. Buyout group. He is currently a member of the board of directors of Forgital Group and has previously served as a member of the board of directors for other Carlyle investments, such as Sequa Corporation, Novetta Solutions and PrimeFlight Aviation Services. Prior to joining Carlyle in 2005, Mr. Brandely was an investment banking analyst at Greenhill & Co. He holds a M.B.A. from the Wharton School at the University of Pennsylvania and a Bachelor of Science in commerce from the University of Virginia. We believe Mr. Brandely is qualified to serve on our board of directors because of his corporate finance expertise and knowledge of the aerospace industry, as well as his experience on the board of directors of several Carlyle portfolio companies.

Peter J. Clare served as Chief Investment Officer of Corporate Private Equity, Chairman of the Americas and Chair of the U.S. Buyout and Growth Investment committees of The Carlyle Group, a private equity firm, until his retirement in 2023. He previously served in various senior roles at Carlyle, including as the Co-Head of the U.S. Buyout and Growth team, Deputy Chief Investment Officer of Carlyle’s CPE segment, Global Head of the Aerospace, Defense & Government Services team and as a founding member of the Carlyle Asia team. Prior to joining Carlyle in 1992, Mr. Clare began his career with roles at First City Capital Corporation and the Merchant Banking Group of Prudential-Bache. Mr. Clare has previously served as a member of the board of directors of various companies, including The Carlyle Group, Booz Allen Hamilton (where he also served a member of the Compensation Committee and Nominating and Governance Committee), Sedgwick, Nouryon, Pharmaceutical Product Development (PPD), Signode Industrial, Wesco Aircraft and Aviall. Mr. Clare holds an M.B.A. from the Wharton School at the University of Pennsylvania and a Bachelor of Science in business administration from Georgetown University. We believe Mr. Clare is qualified to serve on our board of directors because of his corporate finance expertise and knowledge of the aerospace industry, as well as his extensive experience as a board member.

Ian Fujiyama is a Managing Director of The Carlyle Group, a private equity firm, as well as head of Carlyle’s Global Aerospace, Defense, and Government Services team. Mr. Fujiyama joined Carlyle in 1997, and in 1999 he spent two years in Hong Kong and Seoul working with Carlyle’s Asia buyout fund, Carlyle Asia Partners. Prior to joining Carlyle, Mr. Fujiyama was an associate at Donaldson Lufkin and Jenrette Securities Corp., with a focus on high yield and merchant banking transactions. He currently serves as a member of the board of directors of KLDiscovery, Inc., Two Six Technologies, Inc., ManTech International and Loc Performance. He previously served on the board of directors of ARINC Incorporated, CPI, Dynamic Precision Group, Novetta Solutions LLC and Booz Allen Hamilton. Mr. Fujiyama holds a Bachelor of Science in economics from the Wharton School at the University of Pennsylvania.

We believe Mr. Fujiyama is qualified to serve on our board of directors because of his corporate finance expertise and knowledge of the aerospace industry as well as his experience on the board of directors of several Carlyle portfolio companies.

Derek Kerr served as Vice Chair and Strategic Advisor of American Airlines Group Inc. (“AAG”) and President of American Eagle, a passenger airline, from December 2022 to September 2023. He retired from AAG and American Eagle in September 2023. From 2013 to December 2022, Mr. Kerr served as Executive Vice President and Chief Financial Officer of AAG and its wholly-owned subsidiary, American Airlines, Inc., overseeing global corporate risk, corporate development and corporate financial functions, including treasury, accounting, financial planning, labor and fleet analysis, tax, strategic planning, investor relations and purchasing. Prior to that, he served as Senior Vice President and Chief Financial Officer for US Airways, a role that he began in 2005, and was later promoted to Executive Vice President and Chief Financial Officer of US Airways in 2009 with an added responsibility for information technology. He previously worked at America West Airlines starting in 1996 and served in a variety of finance and planning roles until being named Chief Financial Officer in 2002. Mr. Kerr currently serves on the Board of Directors of AECOM and Comerica Incorporated. Mr. Kerr earned a Bachelor of Science in aeronautical engineering and a Master of Business Administration in finance from the University of Michigan. We believe Mr. Kerr is qualified to serve on our board of directors because of his significant leadership experience and knowledge of the aerospace industry.

Wendy M. Masiello is an independent consultant and President of Wendy Mas Consulting, LLC. She retired from the United States Air Force as a Lieutenant General in 2017 after over three decades of decorated military service. Prior to her retirement from the United States Air Force, Ms. Masiello served as Director of the Defense Contract Management Agency from 2014 to 2017 and Deputy Assistant Secretary (Contracting), Office of the Assistant Secretary of the Air Force for Acquisition, from 2011 to 2014. Ms. Masiello serves as a member of the board of directors of KBR, Inc., where she is a member of the Cybersecurity, Compensation, and Sustainability and Corporate Responsibility Committees. She also serves as a member of the board of directors for EURPAC Services, Inc., Tlingit Haida Tribal Business Corporation, MRI Global and ReBuilding Together and previously served as a member of the board of directors for the National Contract Management Association from 2018 to 2024. Ms. Masiello holds a Master of Science in national resource strategy from the Industrial College of the Armed Forces, a Master of Science in logistics management from the Air Force Institute of Technology and a Bachelor of Business Administration from Texas Tech University. We believe Ms. Masiello is qualified to serve on our board of directors because of her extensive knowledge of the aerospace, government contracting and procurement industries.

Paul McElhinney is Senior Operating Partner of AE Industrial, where he leads the portfolio strategy and optimization group. Prior to joining AE Industrial in 2018, Mr. McElhinney served in various senior roles over a 30-year career with General Electric, including as President and Chief Executive Officer of GE Power Services and GE Aviation Services, as well as General Counsel and various business development roles at GE Aviation and GE Capital Aviation Services. Mr. McElhinney serves as Chair of the board of directors for Moeller Aerospace, AIM MRO and Columbia Helicopters, as well as a member of the board of directors of Kellstrom Aerospace and Belcan. Mr. McElhinney serves as Chair of the board of directors for Moeller Aerospace and AIM MRO, as well as a member of the board of directors of Kellstrom Aerospace, Belcan and Columbia Helicopters. He holds a Bachelor of Arts in legal science from Trinity College. We believe Mr. McElhinney is qualified to serve on our board of directors because of his decades of experience and leadership in the aerospace industry.

Andrea Fisher Newman served as Senior Vice President, Government Affairs, for Delta Air Lines until her retirement in 2017. Prior to her time at Delta Air Lines, Ms. Newman served in various senior government affairs roles at Northwest Airlines from 1995 until Delta Air Lines’ merger with Northwest in 2008. Across her 25 years in the airline industry, Ms. Newman has helped guide the airline industry’s public policy engagement, including the terrorist attacks of September 11, the passage of the FAA Modernization Act of 2012, and helped lead the U.S. industry’s efforts to level the playing field with foreign airline competitors through enforcement of Open Skies Agreements. She serves as a member of the board of directors of Sequitur Energy Resources and PrimeFlight Aviation Services and previously served as a member of the board of directors for Borden Dairy. In addition, Ms. Newman was elected to three terms as a Regent of the University of Michigan, serving from 1995 to 2019. She holds a Juris Doctor from The George Washington University and a Bachelor of Arts in history from the University of Michigan. We believe Ms. Newman is qualified to serve on our board of directors because of her decades of experience in the airline industry.

Stefan Weingartner is an Operating Executive of The Carlyle Group, a private equity firm, where he focuses on the aerospace, defense and government sectors. Prior to joining Carlyle in 2015, Dr. Weingartner was President and Chief Executive Officer of MTU Maintenance and a member of the Executive Board of MTU Aero Engines AG. Prior to that role, Dr. Weingartner held various leadership roles with multiple aerospace companies, including MTU Aero Engines GmbH, EADS Japan Co. Ltd. (now Airbus Group) and Daimler Chrysler Aerospace. He currently serves as a member of the strategic advisory board of Forgital Group and previously served as a member of the board of directors of Sequa Corporation from 2015 to 2022. Dr. Weingartner holds a Ph.D. in engineering from Technical University of Munich, a Master of Science in physics from the Technical University of Munich, an M.B.A. from Edinburgh Business School and a Bachelor of Science in physics from the Technical University of Munich. We believe Mr. Weingartner is qualified to serve on our board of directors because of his technical expertise in physics and engineering, as well as his decades of experience in the aerospace industry.

Code of Ethics

We have a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees that addresses legal and ethical issues that may be encountered in carrying out their duties and responsibilities, including the requirement to report any conduct they believe to be a violation of the code of ethics. Our code of ethics is available on our website at www.standardaero.com under Investor Relations. The information available on or through our website is not part of this Annual Report. If we ever were to amend or waive any provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Current Report on Form 8-K.

The remaining information required by Item 10 is incorporated herein by reference from our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

Our consolidated financial statements are included in “Part II, Item 8. Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of StandardAero, Inc.	8-K	001-42298	3.1	10/3/2024
3.2	Amended and Restated Bylaws of StandardAero, Inc.	8-K	001-42298	3.2	10/3/2024
4.1*	Description of Securities
10.1	Credit Agreement, dated October 31, 2024, by and among Dynasty Acquisition Co., Inc. as the U.S. Borrower, Standard Aero Limited as the Canadian Borrower, Dynasty Intermediate Co., Inc., the lenders and L/C issuers party thereto, and UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer	8-K	001-42298	10.1	11/1/2024
10.2	Stockholders Agreement, dated October 1, 2024 among StandardAero, Inc. and certain of its stockholders	8-K	001-42298	10.1	10/3/2024
10.3#	StandardAero, Inc. 2024 Incentive Award Plan	S-1	333-281992	10.15	9/12/2024
10.4#	Form of Option Award Agreement under the StandardAero, Inc. 2024 Incentive Award Plan	S-1	333-281992	10.16	9/12/2024
10.5#	Form of Restricted Stock Unit Award Agreement under the StandardAero, Inc. 2024 Incentive Award Plan	S-1	333-281992	10.17	9/12/2024
10.6#	Form of Restricted Stock Award Agreement under the StandardAero, Inc. 2024 Incentive Award Plan	S-1	333-281992	10.18	9/12/2024
10.7#	StandardAero, Inc. Non-Employee Director Compensation Program	S-1	333-281992	10.19	9/12/2024
10.8#	Dynasty Parent Holdings, L.P. and StandardAero, Inc. 2019 Long-Term Incentive Plan	S-1	333-281992	10.20	9/12/2024
10.9#	StandardAero, Inc. 2024 Employee Stock Purchase Plan	S-1	333-281992	10.21	9/12/2024
10.10#	Amended and Restated Executive Employment Agreement, dated as of April 4, 2019, by and between Russell Ford and StandardAero Aviation Holdings, Inc., as amended by the Amendment to Amended and Restated Employment Agreement, dated as of November 2023, by and between Russell Ford and StandardAero Aviation Holdings, Inc.	S-1	333-281992	10.22	9/12/2024
10.11#	Offer Letter Agreement, dated November 23, 2022, by and between StandardAero and Daniel Satterfield	S-1	333-281992	10.23	9/12/2024
10.12#	Offer Letter Agreement, dated July 15, 2022, by and between StandardAero and Kimberly Ashmun	S-1	333-281992	10.24	9/12/2024
10.13#	Offer Letter Agreement, dated June 17, 2016, by and between StandardAero and Kerry O’Sullivan, as supplemented by the letter agreement, dated August 16, 2019, by and between StandardAero and Kerry O’Sullivan	S-1	333-281992	10.25	9/12/2024
10.14#	Offer Letter Agreement, dated March 1, 2021, by and between StandardAero and Lewis Prebble	S-1	333-281992	10.26	9/12/2024
10.15#	Form of Director and Officer Indemnification Agreement	S-1	333-281992	10.27	9/12/2024
10.16#*	Amended and Restated Consulting Services Agreement with Carlyle Investment Management L.L.C.
10.17#*	Amended and Restated Consulting Services Agreement with Beamer Investment Inc.
19.1*	Insider Trading Compliance Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for Recovery of Erroneously Awarded Compensation
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
101.SCH	XBRL Taxonomy Extension Schema with embedded Linkbase document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

# Indicates management contract or compensatory plan

^ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

StandardAero, Inc.

Date: March 12, 2025	By:	/s/Russell Ford
Russell Ford
Principal Executive Officer

Date: March 12, 2025	By:	/s/ Daniel Satterfield
Daniel Satterfield
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell Ford	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2025
Name

/s/ Daniel Satterfield	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2025
Name

/s/ Douglas Brandely	Director	March 12, 2025
Name

/s/ Peter J. Clare	Director	March 12, 2025
Name

/s/ Ian Fujiyama	Director	March 12, 2025
Name

/s/ Derek Kerr	Director	March 12, 2025
Name

/s/ Wendy M. Masiello	Director	March 12, 2025
Name

/s/ Paul McElhinney	Director	March 12, 2025
Name

/s/ Andrea Fischer Newman	Director	March 12, 2025
Name

/s/ Stefan Weingartner	Director	March 12, 2025
Name