Form 10-Q
period 2025-03-31
StandardAero, Inc.
filed 2025-05-13
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 334,461,630 shares of common stock, $0.01 par value per share, outstanding.

GLOSSARY

Unless the context otherwise requires or we otherwise state, references in this Quarterly Report on Form 10-Q ("Quarterly Report") to:

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
•
the term “GIC Investor” refers to Hux Investment Pte Ltd.;
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
•
the term “Prior Credit Agreement” refers to that certain Credit Agreement (as amended, restated, modified and/or supplemented from time to time), dated as of April 4, 2019, governing the Prior Credit Facilities;
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

Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, expected growth, future capital expenditures, and debt service obligations are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, risks related to conditions that affect the commercial and business aviation industries; decreases in budget, spending or outsourcing by our military end-users; risks from any supply chain disruptions or loss of key suppliers; increased costs of labor, equipment, raw materials, freight and utilities due to inflation; future outbreaks and infectious diseases; risks related to competition in the market in which we participate; loss of an OEM authorization or license; risks related to a significant portion of our revenue being derived from a small number of customers; our ability to remediate effectively the material weaknesses identified in our internal control over financial reporting; our ability to respond to changes in GAAP; our or our third-party partners' failure to protect confidential information; data security incidents or disruptions to our IT systems and capabilities; our ability to comply with laws relating to the handling of information about individuals; changes to U.S. tariff and import/export regulations; failure to maintain our regulatory approvals; risks relating to our operations outside of North America; failure to comply with government procurement laws and regulations; any work stoppage, hiring, retention or succession issues with our senior management team and employees; any strains on our resources due to the requirements of being a public company; risks related to our substantial indebtedness; risks related to the ownership of our common stock, including the fact that we are a "controlled company"; and other factors set forth under “Risk Factors” elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STANDARDAERO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share figures)

	March 31,	December 31.
	2025	2024
ASSETS
Current assets:
Cash	$140,818	$102,581
Accounts receivable (less allowance for expected credit losses of $16,524 and $15,455, respectively)	733,272	580,668
Contract assets, net	971,607	915,200
Inventories	875,842	847,018
Prepaid expenses and other current assets	51,969	29,707
Income tax receivable	21,054	9,960
Total current assets	2,794,562	2,485,134
Property, plant and equipment, net	578,297	568,607
Operating lease right of use asset, net	168,918	172,206
Customer relationships, net	983,923	1,004,701
Other intangible assets, net	279,943	291,487
Goodwill	1,685,204	1,685,970
Other assets	4,148	4,417
Deferred income tax assets	1,079	1,079
Total assets	$6,496,074	$6,213,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$738,930	$645,701
Accrued expenses and other current liabilities	104,221	99,572
Accrued employee costs	93,041	79,134
Operating lease liabilities, current	17,003	17,663
Due to related parties	696	1,345
Contract liabilities	407,277	400,025
Income taxes payable, current	11,384	6,655
Long-term debt, current portion	23,493	23,449
Total current liabilities	1,396,045	1,273,544
Long-term debt	2,313,520	2,207,977
Operating lease liabilities, non-current	161,790	164,224
Deferred income tax liabilities	163,942	169,824
Other non-current liabilities	22,809	24,628
Total liabilities	4,058,106	3,840,197
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,461,630 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	3,345	3,345
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,946,847	3,944,802
Accumulated deficit	(1,500,378)	(1,563,321)
Accumulated other comprehensive loss	(11,846)	(11,422)
Total stockholders' equity	2,437,968	2,373,404
Total liabilities and stockholders' equity	$6,496,074	$6,213,601

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share figures)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,435,588	$1,235,723
Cost of revenue	1,217,858	1,054,312
Selling, general and administrative expense	64,475	52,612
Amortization of intangible assets	24,332	23,292
Operating income	128,923	105,507
Interest expense	43,791	77,548
Refinancing costs	—	4,283
Loss on debt extinguishment	—	3,577
Income before income taxes	85,132	20,099
Income tax expense	22,189	16,912
Net income	$62,943	$3,187
Earnings per share:
Basic	$0.19	$0.01
Diluted	$0.19	$0.01
Weighted-average common shares outstanding
Basic	328,439	275,175
Diluted	334,162	275,175

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$62,943	$3,187
Other comprehensive (loss) income, net of tax:
Unrealized (loss) income on cash flow hedge, net of income tax benefit (expense) of $628 and ($1,971), respectively	(2,006)	7,591
Cash flow hedge loss (gain) reclassified to the statement of operations, net of income tax (benefit) expense of ($496) and $1,229, respectively	1,582	(4,562)
Foreign currency translation adjustment	—	(234)
Total other comprehensive (loss) income	(424)	2,795
Comprehensive income	$62,519	$5,982

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(In thousands, except share figures)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders' Equity
Balance as of December 31, 2023	281,211,630	$2,812	$2,725,157	$(1,574,295)	$(6,962)	$1,146,712
Net income	—	—	—	3,187	—	3,187
Other comprehensive income, net	—	—	—	—	2,795	2,795
Balance as of March 31, 2024	281,211,630	$2,812	$2,725,157	$(1,571,108)	$(4,167)	$1,152,694

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders' Equity
Balance as of December 31, 2024	334,461,630	$3,345	$3,944,802	$(1,563,321)	$(11,422)	$2,373,404
Net income	—	—	—	62,943	—	62,943
Share based compensation	—	—	2,045	—	—	2,045
Other comprehensive loss, net	—	—	—	—	(424)	(424)
Balance as of March 31, 2025	334,461,630	$3,345	$3,946,847	$(1,500,378)	$(11,846)	$2,437,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$62,943	$3,187
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	48,676	47,377
Amortization of deferred finance charges and discounts	1,666	3,501
Amortization of loss on derivative instruments	—	(303)
Amortization of interest cap premiums	2,699	1,838
Payment of interest rate cap premiums	(2,747)	(1,726)
Stock compensation expense	2,045	—
Loss on debt extinguishment	—	3,577
Gain from disposals, net	—	(195)
Non-cash lease expense	199	235
Deferred income taxes	(5,751)	(3,421)
Foreign exchange loss (gain)	292	(842)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(152,604)	(65,986)
Contract assets, net	(56,407)	35,581
Inventories	(28,824)	(57,969)
Prepaid expenses and other current assets	(22,893)	(11,480)
Accounts payable, accrued expenses and other current liabilities	126,482	60,300
Contract liabilities	7,252	(104,651)
Due to/from related parties	(649)	1,225
Income taxes payable and receivable	(6,365)	6,201
Net cash used in operating activities	(23,986)	(83,551)
Investing activities
Purchase of property, plant and equipment	(25,338)	(18,491)
Purchase of intangible assets	(15,000)	(54)
Proceeds from disposal of property, plant and equipment	268	533
Net cash used in investing activities	(40,070)	(18,012)
Financing activities
Proceeds from long-term debt	195,000	387,969
Repayment of long-term debt	(90,964)	(308,265)
Payment of deferred financing charges	—	(391)
Repayments of long-term agreements	(1,602)	(1,812)
Net cash provided by financing activities	102,434	77,501
Effect of exchange rate changes on cash	(141)	235
Net increase (decrease) in cash	38,237	(23,827)
Cash at beginning of the period	102,581	57,982
Cash at end of the period	$140,818	$34,155
Supplemental cash flow information:
Supplemental disclosure of non-cash investing activities:
Acquisition of property, plant and equipment, liability incurred, but not paid	$991	$151
Acquisition of intangible assets, liability incurred but not paid	—	97

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Corporate Restructuring and Restructuring Transactions

In connection with and prior to the completion of the Company’s initial public offering (the “IPO”) of its shares of common stock, $0.01 par value per share (“Common Stock”), the Company effected certain restructuring transactions. These restructuring transactions consisted of (i) the 103-for-one forward stock split of our Common Stock effected on September 20, 2024, (ii) the distribution to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. an aggregate of 275,053,375 shares of our Common Stock (of which 8,157 were restricted shares), and to holders of Class B Units of Dynasty Parent Holdings, L.P. an aggregate of 6,158,255 shares of our Common Stock (of which 6,028,394 were restricted shares) and (iii) the liquidation and dissolution of Dynasty Parent Holdings, L.P. Immediately following these restructuring transactions, 281,211,630 shares of our Common Stock were issued and outstanding.

Initial Public Offering

On October 2, 2024, the Company completed the IPO at a price to the public of $24.00 per share. The offering included 69,000,000 shares of Common Stock, of which, the Company issued and sold 53,250,000 shares and the selling stockholders sold 15,750,000 shares, including 9,000,000 shares issued pursuant to the full exercise of the underwriters' option to purchase additional shares from the selling stockholders. The shares of Common Stock sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on October 1, 2024. The IPO generated net proceeds from the primary issuance of shares of $1,202.8 million after deducting underwriting discounts and commissions of approximately $67.1 million and estimated offering expenses of $8.1 million.

Secondary Public Offering

On March 26, 2025, two of the Company’s stockholders (the “Selling Stockholders”), affiliates of The Carlyle Group Inc. and GIC Private Limited, completed a public offering of an aggregate of 36,000,000 shares of Common Stock at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company. As of March 31, 2025 Carlyle and GIC own approximately 54.1% and 12.2% of our outstanding common stock, respectively.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its consolidated financial statement disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the tax rate reconciliation and income taxes paid information. For public companies the amendments in this ASU are effective for annual periods beginning after December 15, 2024 and for all other entities the amendments are effective for annual periods beginning after December 15, 2025. The amendments should be applied on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

Other new pronouncements issued, but not effective until after March 31, 2025, are not expected to have a significant impact on the Company’s results of operations, financial condition, or liquidity.

NOTE 3: REVENUE RECOGNITION

Disaggregated revenue

The following table summarizes total revenue by the Company’s segments:

	Three months ended March 31,
	2025	2024
	(in thousands)
Revenue:
Engine Services	$1,268,313	$1,097,392
Component Repair Services	167,275	138,331
Total revenue	$1,435,588	$1,235,723

The following table presents revenues from customers that contributed to more than 10% of revenues:

	Three months ended March 31,
	2025	2024
Customer A	15.9%	22.9%

The following table presents revenues from external customers by end market:

	Three months ended March 31,
	2025	2024
	(in thousands)
Commercial Aerospace	$853,036	$722,515
Military & Helicopter	249,527	227,103
Business Aviation	283,293	250,928
Other	49,732	35,177
	$1,435,588	$1,235,723

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

	March 31, 2025	December 31, 2024
	(in thousands)
Contract assets	$972,126	$915,940
Less: allowance for credit loss	(519)	(740)
Contract assets, net	$971,607	$915,200
Contract liabilities	$407,277	$400,025

Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers. The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $400.0 million three months ended March 31, 2025 and $355.7 million for the three months ended March 31, 2024.

Remaining performance obligations

As of March 31, 2025, the Company had approximately $1.9 billion of remaining performance obligations, which primarily relates to the Company’s engine utilization contracts that are satisfied over multiple years. Of this amount, the Company expects approximately 30% to be satisfied over the next two years and the remainder thereafter. The expected timing of the satisfaction of performance obligations is dependent on the timing of the customer’s maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty. The Company excludes from its remaining performance obligation balance the value of remaining performance obligations for its fixed price and time & material contracts, as the performance obligations for these contracts generally have an original expected duration of one year or less.

NOTE 4: EARNINGS PER SHARE

As a result of the 103-for-one stock split and the restructuring transactions, the 281,211,630 shares of the Company’s Common Stock held were distributed to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. in an aggregate of 275,053,375 shares of Common Stock (of which 8,157 were restricted shares), and also to holders of Class B Units of Dynasty Parent Holdings, L.P. in an aggregate of 6,158,255 shares of Common Stock (of which 6,028,394 were restricted shares). For purposes of the computation of earnings (loss) per share this distribution represented a net 100.79-for-one stock split of the Company’s Common Stock which is retroactively adjusted for all periods presented.

The following table summarize the computation of basic and diluted net income per share attributable to the stockholders:

	Three months ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator for earnings per share:
Net income	$62,943	$3,187

Denominator for earnings per share:
Weighted average common shares - basic	328,439	275,175
Dilutive effect of stock options and restricted stock awards	5,723	—
Weighted average shares - diluted	334,162	275,175

Earnings per share:
Basic earnings per share	$0.19	$0.01
Diluted earnings per share	$0.19	$0.01

The Company has contingently issuable shares of 6,306,550 issuable upon the Company’s completion of a liquidity event which has not occurred as of March 31, 2025. These shares are excluded from weighted average common shares - basic but included in calculation of the dilutive effect of stock options and restricted stock awards. See our 2024 Form 10-K, Note 19, Stock Based Compensation for further information.

NOTE 5: ACQUISITIONS

Aero Turbine, Inc.

On August 23, 2024, the Company acquired 100% of the shares of Aero Turbine, Inc. (“Aero Turbine”) for a purchase price of approximately $132.0 million, subject to post-closing adjustments, comprised of an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The current portion of the contingent consideration liability is recorded in Accrued and other current liabilities and the non-current portion is recorded in Other non-current liabilities. Aero Turbine is a provider of engine component repair, overhaul services and other engineering services for U.S. and foreign military customers.

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

The Company has provisionally allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the Aero Turbine acquisition date as follows:

August 23, 2024
(in thousands)
Cash	$2,765
Accounts receivable	4,066
Contract assets	12,419
Inventories	10,213
Prepaid expenses and other current assets	2,518
Property, plant and equipment	5,868
Operating lease right of use asset	999
Customer relationships	75,000
Goodwill	52,672
Total assets acquired	166,520
Accounts payable	5,353
Accrued and other current liabilities	7,131
Contract liabilities	1,205
Current portion operating lease liabilities	111
Income taxes payable	4,901
Long-term portion operating lease liabilities	899
Deferred income tax liabilities	14,932
Total liabilities assumed	34,532
Net assets acquired	131,988
Cash acquired	2,765
Purchase price, net of cash acquired	$129,223

The fair values presented were estimated by management. During the three months ended March 31, 2025, the Company recorded measurement period adjustments related to estimate refinement of a $0.8 million decrease in accrued and other current liabilities, resulting in a corresponding decrease in goodwill. The fair value of the assets acquired includes accounts receivable of $4.1 million, of which all is expected to be collectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $127.7 million has been allocated as $75.0 million of customer relationships and $52.7 million of goodwill. The goodwill recognized is attributable to Aero Turbine’s workforce, market position, quality, customized repairs and reliable turnaround times. Goodwill will not be amortized but will be reviewed annually for impairment. None of the goodwill is expected to be deductible for income tax purposes. Customer relationships are expected to be amortized over 15 years. The consideration paid and final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date.

Acquisition related costs of $1.4 million were incurred for the year ended December 31, 2024. These costs are reported in the Consolidated Statements of Operations as “Acquisition costs”. Such expenses include professional fees and other third-party costs.

NOTE 6: INVENTORIES

Inventories consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$716,157	$662,887
Finished goods	2,712	2,529
Work in process	156,973	181,602
Total inventory	$875,842	$847,018

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $113.4 million and $110.2 million as of March 31, 2025 and December 31, 2024, respectively.

NOTE 7: GOODWILL

The changes in the carrying amount of goodwill for the periods ended March 31, 2025 and 2024, are as follows:

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2024	$1,224,707	$461,263	$1,685,970
Post-closing adjustment	—	(766)	(766)
Balance, March 31, 2025	$1,224,707	$460,497	$1,685,204

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2023	$1,224,707	$407,789	$1,632,496
Goodwill acquired	—	—	—
Goodwill, March 31, 2024	$1,224,707	$407,789	$1,632,496

Goodwill Impairment Testing

The Company reviews goodwill at least annually for potential impairment, as of October 1, and more frequently, if events or changes in circumstances suggest that impairment may exist. The Company performed its annual goodwill impairment testing as of October 1, 2024, and determined that no adjustments to the carrying value of goodwill were necessary as it was more likely than not that the fair values of our reporting units are above their carrying values and that no impairment had occurred. We have assessed the changes in events and circumstances through the quarter ended March 31, 2025, and have concluded that no triggering events have occurred that would require interim testing.

NOTE 8: LONG-TERM DEBT

Long-term debt consists of the following:

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
New 2024 Term Loan Facilities	$2,244,375	$2,250,000
New 2024 Revolving Credit Facility	110,000	—
Finance leases	18,300	18,375
Other	1,119	1,230
	2,373,794	2,269,605
Less: Current portion	(23,493)	(23,449)
Unamortized discounts	(21,634)	(22,456)
Unamortized deferred finance charges	(15,147)	(15,723)
Long-term debt	$2,313,520	$2,207,977

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

New 2024 Term Loan Facilities

The New Credit Agreement provided for (i) a senior secured dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “New 2024 Term Loan B-1 Facility”), (ii) a senior secured dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “New 2024 Term Loan B-2 Facility” and, together with the New 2024 Term Loan B-1 Facility, the “New 2024 Term Loan Facilities”). The New 2024 Term Loan Facilities were fully drawn on October 31, 2024, in an aggregate principal amount of $2,250.0 million, bearing interest at a Secured Overnight Financing Rate (“SOFR”) + 2.25% with provision for a rate step-down to 2.00% based on achieving a consolidated First Lien Net Leverage Ratio (as defined in the New Credit Agreement) of less than 3.00x, and will mature on October 31, 2031. The Company incurred new third party fees of $13.2 million related to the New 2024 Term Loan Facilities of which $11.6 million were expensed as refinancing costs on the Consolidated Income Statement during the year ended December 31, 2024, and $1.6 million of deferred finance charges were recorded as a reduction of long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and will be amortized on a straight-line basis over the term of the credit facility. As of March 31, 2025, the effective interest rate on the New 2024 Term Loan Facilities was SOFR + 2.00%.

New 2024 Revolving Credit Facility

The New Credit Agreement provided for a senior secured multicurrency revolving credit facility available to the Company in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “New 2024 Revolving Credit Facility” and, together with the New 2024 Term Loan Facilities, the “New Senior Secured Credit Facilities”). The New 2024 Term Loan Facilities will mature on October 31, 2031, and the New 2024 Revolving Credit Facility will mature on October 31, 2029. As of December 31, 2024, the New 2024 Revolving Credit Facility had no outstanding borrowings. Borrowings bear interest at SOFR + 2.00% with provision for step-down to 1.75% and 1.5% based on a achieving a consolidated First Lien Net Leverage Ratio of less than 3.25x and 2.75x, respectively. As of March 31, 2025, we had $624.1 million of available borrowing capacity under the New 2024 Revolving Credit Facility. The Company incurred new lender fees of $3.8 million related to the New 2024 Revolving Credit Facility, which are recorded as an other long-term asset on the Consolidated Balance Sheets as of December 31, 2024, and will be amortized on a straight-line basis over the term of the facility. As of March 31, 2025, the effective interest rate on the New 2024 Revolving Credit Facility was SOFR + 1.75%.

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

The Company’s weighted average interest rate of borrowings under its senior credit agreements was 6.6% for the three months ended March 31, 2025, and 9.5% for the three months ended March 31, 2024.

Certain of these agreements contain non-financial covenants that limit both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends subject to select amounts and incurrence ratios.

As of March 31, 2025, the amounts of the long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2025 (excluding the three months ended March 31, 2025)	$1,212	$16,875	$18,087
2026	1,589	23,619	25,208
2027	1,584	22,500	24,084
2028	1,574	22,500	24,074
2029	1,574	132,500	134,074
Thereafter	20,810	2,137,500	2,158,310
Total	$28,343	$2,355,494	$2,383,837
Amount representing interest	(10,043)	—	(10,043)
Unamortized discounts	—	(21,634)	(21,634)
Unamortized deferred finance charges	—	(15,147)	(15,147)
Total long-term debt payable	$18,300	$2,318,713	$2,337,013

NOTE 9: LEASES

Lease costs consist of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Finance lease expense
Amortization	$344	$345
Interest expense	259	256
Operating lease expense	7,685	7,205
Short term lease expense	452	364
	$8,740	$8,170

The impact of leasing on the Consolidated Balance Sheets consists of the following:

	Classification on the
	Consolidated Balance Sheets	March 31, 2025	December 31, 2024
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$19,919	$20,262
Operating lease assets	Operating lease right of use asset, net	168,918	172,206
Total lease assets		$188,837	$192,468
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$833	$835
Operating lease liabilities	Operating lease liabilities	17,003	17,663
Non-current liabilities
Finance lease liabilities	Long-term debt	17,467	17,540
Operating lease liabilities	Long-term operating lease liabilities	161,790	164,224
Total lease liabilities		$197,093	$200,262

Supplemental cash flow information related to leases consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$7,487	$6,970
Operating cash flows from finance leases	259	233
Financing cash flows from finance leases	225	207
Right of use assets obtained in exchange for lease liabilities:
Operating lease right of use asset	1,430	764
Finance lease asset	—	111

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2025 (excluding the three months ended March 31, 2025)	$21,111
2026	24,215
2027	22,680
2028	22,214
2029	19,636
Thereafter	171,040
Total future minimum payments	280,896
Less imputed interest	102,103
Present value of minimum payments	$178,793

Weighted average remaining lease term and borrowing rate consisted of the following:

	March 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	16.0	19.3	16.0	19.5
Weighted average borrowing rate	6.2%	4.7%	6.2%	4.7%

NOTE 10: INCOME TAXES

The Company’s estimated annual effective tax rate for the three months ended March 31, 2025 was 26.1%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, Global Intangible Low-Taxed Income (GILTI), which was enacted under the Tax Cuts and Jobs Act of 2017, and state and foreign tax rates.

The Company’s estimated annual effective tax rate for the three months ended March 31, 2024 was 84.6%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to the mix of earnings between U.S. and foreign jurisdictions, as well as the Company increasing its valuation allowance in connection with the deferred tax asset related to the interest limitation under Section 163(j) of the Internal Revenue Code. Other factors impacting the rate include non-deductible expenses, and GILTI, which was enacted under the Tax Cuts and Jobs Act of 2017.

The Company did not record any significant changes in its unrecognized tax benefits or total interest and penalties for tax years remaining open to examination during the three months ended March 31, 2025 and 2024. Currently, there are not any ongoing audits or examinations with any tax jurisdictions.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15.0% in all countries of operation. On June 20, 2024, as part of Bill C-69, Canada enacted its Pillar Two legislation effective January 1, 2024. Canada Bill C-59 was also enacted on June 20, 2024 and included the excessive interest and financing expenses limitation (“EIFEL”) regime effective for tax years beginning on or after December 31, 2023. The Company has performed a quantitative and qualitative assessment and determined the effects are not materially significant to the Company’s financial statements for the three months ended March 31, 2025 and March 31,

2024 respectively. StandardAero will continue to evaluate Pillar Two and EIFEL for their potential impact on future periods as further legislation is proposed or enacted.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

The Company has future contractual commitments of $27.2 million as of March 31, 2025, and had $30.6 million as of December 31, 2024, for capital commitments.

The Company entered into a building lease agreement that has not yet commenced as of March 31, 2025. The lease is for 30 years with future lease payments estimated to total approximately $72.9 million.

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

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As of March 31, 2025 and December 31, 2024 the provision is nominal.

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

NOTE 12: GUARANTEES

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $25.7 million and $20.6 million as of March 31, 2025 and December 31, 2024, respectively.

NOTE 13: RELATED PARTY TRANSACTIONS

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement (the “Carlyle Services Agreement”) with Carlyle Investment Management L.L.C. (“CIM”), pursuant to which Dynasty Acquisition paid CIM a one-time fee of approximately $24.5 million for strategic advisory and consulting services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Carlyle Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to CIM an annual fee of approximately $2.4 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by CIM pursuant to the Carlyle Services Agreement. Dynasty Acquisition also reimburses CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Carlyle Services Agreement, and Dynasty Acquisition may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided under the Carlyle Services Agreement. In connection with the IPO, the Carlyle Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO, which is October 3, 2026, and the date on which CIM and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of our outstanding voting common stock. For the three months ended March 31, 2025, we paid CIM approximately $0.6 million pursuant to the Carlyle Services Agreement.

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting service agreement (the “Beamer Services Agreement”) with Beamer Investment Inc., an affiliate of GIC, pursuant to which Dynasty Acquisition paid Beamer Investment Inc. a one-time fee of approximately $5.5 million for strategic advisory and consulting, services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Beamer Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to Beamer Investment Inc. an annual fee of approximately $0.6 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by Beamer Investment Inc. pursuant to the Beamer Services Agreement. Dynasty Acquisition also reimburses Beamer Investment Inc.’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Beamer Services Agreement, and Dynasty Acquisition may pay Beamer Investment Inc. additional fees associated with other future transactions or in consideration of any additional services provided under the Beamer Services Agreement. In connection with the IPO, the Beamer Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO and the date on which Beamer Investment Inc. and its affiliates collectively and beneficially own, directly or indirectly, less than 50% of our outstanding voting common stock that they owned on the date of the closing of the IPO, prior to giving effect to the sale of shares by Beamer Investment Inc. or an affiliate of Beamer Investment Inc. in the IPO. For the three months ended March 31, 2025, we paid Beamer Investment Inc. approximately $0.1 million pursuant to the Beamer Services Agreement.

The Company expensed $0.8 million for the three months ended March 31, 2025 and 2024, for advisory and consulting services as outlined above, as well as an additional $1.2 million during the three months ended March 31, 2024 for arrangement fees paid in connection with the amendment to the Prior Credit Agreement.

CFGI, a portfolio company of a fund affiliated with Carlyle, provides the Company with accounting advisory and consulting services. For the three months ended March 31, 2025, the Company expensed $0.7 million and paid $0.2 million to CFGI for accounting advisory and consulting services. For the three months ended March 31, 2024, the Company expensed and paid CFGI $0.2 million.

NOTE 14: EMPLOYEE BENEFIT PLANS

Defined contribution pension plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $5.2 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively.

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

Costs for the defined benefit plans were $0.1 million for the three months ended March 31, 2025 and 2024.

NOTE 15: FAIR VALUE MEASUREMENTS

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

The Company determined the initial value for the contingent consideration liability of $15.2 million using the Level 3 inputs as of the issuance date on August 23, 2024. No changes in fair value of contingent consideration liability were recorded during the three months ended March 31, 2025, in the consolidated statements of operations and comprehensive loss as the initial fair value approximates the fair value as of March 31, 2025.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date and as of March 31, 2025:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.2%

The following table summarizes the carrying amounts and fair values of financial instruments:

			As of March 31, 2025		As of December 31, 2024
	Balance Sheet Classification	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	2	$908	$908	$1,539	$1,539
Total assets			$908	$908	$1,539	$1,539
Liabilities:
Interest rate caps	Accrued expenses and other current liabilities	2	8,510	8,510	8,967	8,967
Interest rate caps	Other non-current liabilities	2	4,043	4,043	3,709	3,709
Contingent consideration - current	Accrued expenses and other current liabilities	3	7,000	7,000	7,000	7,000
Contingent consideration - non-current	Other non-current liabilities	3	8,150	8,150	8,150	8,150
Long-term debt, including current portion:
New 2024 Term Loan Facility	(1)	2	2,207,593	2,244,375	2,211,822	2,250,000
Total liabilities			$2,235,296	$2,272,078	$2,239,648	$2,277,826

(1)
The carrying amount of debt instruments is presented net of the debt issuance costs, premium and discount. Refer to Note 8, “Long-Term Debt”, for gross carrying amounts

The gains (losses) on the Company’s derivative instruments were as follows:

		Three months ended March 31,
	Statement of Operations Classification	2025	2024
		(in thousands)
Amount of gain (loss) recognized in net income (loss):
Interest rate swaps	Interest expense	$621	$5,187
Interest rate caps	Interest expense	(2,699)	384
Foreign exchange contracts	Selling, general and administrative expense	—	220
Total gain (loss) in net income (loss)		$(2,078)	$5,791
Amount of gain (loss) recognized in other comprehensive income (loss):
Interest rate swaps	Cash flow hedge gain	$(9)	$4,803
Interest rate caps	Cash flow hedge loss	(2,624)	5,376
Foreign exchange contracts	Cash flow hedge gain (loss)	—	(617)
Total gain recognized in other comprehensive income (loss)		$(2,633)	$9,562

NOTE 16: DERIVATIVES AND HEDGING

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

During the three months ended March 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with its long-term debt agreements.

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
(4)
The interest rate was amended on June 29, 2023 from LIBOR (4.50%) to SOFR (4.45%).

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As of March 31, 2025		As of December 31, 2024
	Asset	Liability	Asset	Liability
	(in thousands)
Interest-rate swap agreements	$908	$—	$1,539	$—
Interest-rate cap agreements	—	12,553	—	12,676
Net derivatives as classified in the consolidated balance sheets	$908	$12,553	$1,539	$12,676

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

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2023	$(4,746)	$673	$367	$(3,256)	$(6,962)
Other comprehensive gain (loss) before Reclassifications, net of income tax	8,041	(450)	(234)	—	7,357
Amounts reclassified from accumulated other comprehensive loss	(4,402)	(160)	—	—	(4,562)
Net other comprehensive income (loss)	3,639	(610)	(234)	—	2,795
Balance, March 31, 2024	$(1,107)	$63	$133	$(3,256)	$(4,167)

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2024	$(8,410)	$—	$—	$(3,012)	$(11,422)
Other comprehensive loss before Reclassifications, net of income tax	(2,006)	—	—	—	(2,006)
Amounts reclassified from accumulated other comprehensive income	1,582	—	—	—	1,582
Net other comprehensive loss	(424)	—	—	—	(424)
Balance, March 31, 2025	$(8,834)	$—	$—	$(3,012)	$(11,846)

NOTE 18: SEGMENT INFORMATION

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2, Summary of Significant Accounting Policies).

Selected financial information for each segment is as follows:

	Three months ended March 31, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,286,276	$149,312	$1,435,588
Intersegment revenue	(17,963)	17,963	—
Total segment revenue	1,268,313	167,275	1,435,588
Other segment items (1)	1,094,304	119,914	1,214,218
Segment Adjusted EBITDA	$174,009	$47,361	$221,370
Corporate (2)			23,143
Depreciation and amortization			48,676
Interest expense			43,791
Business transformation costs (LEAP and CFM) (3)			12,917
Stock compensation (4)			2,045
Integration costs and severance (5)			1,380
Other (6)			4,286
Profit before tax			$85,132

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
(4)
Represents non-cash stock compensation expense associated with awards issued under the 2019 Long-Term Incentive Plan in connection with Carlyle’s ownership.
(5)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(6)
Represents professional fees related to business transformation, secondary offering costs, and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 13, "Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Three months ended March 31, 2024
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,111,719	$124,004	$1,235,723
Intersegment revenue	(14,327)	14,327	—
Total segment revenue	1,097,392	138,331	1,235,723
Other segment items (1)	947,398	102,549	1,049,947
Segment Adjusted EBITDA	$149,994	$35,782	$185,776
Corporate (2)			20,208
Depreciation and amortization			47,377
Interest expense			77,548
Business transformation costs (LEAP and CFM) (3)			10,244
Refinancing costs			4,283
Loss on debt extinguishment			3,577
Integration costs and severance (4)			290
Other (5)			2,150
Profit before tax			$20,099

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
(5)
Represents quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 13, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three months ended March 31,
	2025	2024
	(in thousands)
United States	$834,659	$715,784
United Kingdom	134,577	156,422
Canada	176,054	125,554
Rest of Europe (1)	117,447	95,948
Asia (1)	82,474	62,107
Rest of the world (1)	90,377	79,908
Total revenue	$1,435,588	$1,235,723

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 3% of total revenue for the three months ended March 31, 2025 and 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our 2024 Form 10-K. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties you should review about our business. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “we,” “us,” and “our” refer to StandardAero, Inc. and its subsidiaries.

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

While the recent supply chain disruptions across our end markets are causing older aircraft and engines to remain in service longer and increasing their maintenance demand, our business also depends on maintaining a sufficient supply of parts, components and raw materials to meet the requirements of our customers. In recent years, we have experienced supply chain delays that impacted the availability of parts and ultimately engine throughput across all of our end markets. Any disruption to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support to our customers timely and efficiently and may increase our working capital as we wait for parts for the engines we service. Any such disruptions could adversely affect our business, results of operations and financial condition. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Industry—We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition” in our 2024 Form 10-K. In addition, the Company continues to closely monitor the implementation of tariffs, which has the potential to disrupt global trade and existing supply chains and impose additional costs on our business. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products or services, this could lead to decreased demand for our products and services, which would negatively impact our results of operations, cash flows, and financial condition. While tariff levels and related trade actions remain fluid, we expect to pass associated cost increases through to customers where possible, though timing delays may impact margins. However, factors such as the Company's operations and supply chains, which are primarily located in regions where our products are sold, along with the applicability of the United States-Mexico-Canada Agreement, help reduce our exposure to trade disruptions, but there can be no assurance that these factors, or our pricing actions, will be effective mitigants given the uncertain environment. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Industry—United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” in our 2024 Form 10-K.

Key Factors Affecting the Comparability of Our Results of Operations

Our results have been affected by, and may in the future be affected by, the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Recent Developments

Initial Public Offering

On October 2, 2024, the Company completed its initial public offering (“IPO”) of ordinary shares at a price to the public of $24.00 per share (“Common Stock”). The offering included 69,000,000 shares of Common Stock, of which, the Company issued and sold 53,250,000 shares and the selling stockholders sold 15,750,000 shares, including 9,000,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares from the selling stockholders. The shares of Common Stock sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on October 1, 2024. The IPO generated net proceeds from the primary issuance of shares of $1,202.8 million after deducting underwriting discounts and commissions of approximately $67.1 million and estimated offering expenses of $8.1 million.

Secondary Public Offering

On March 26, 2025, two of the Company’s stockholders (the “Selling Stockholders”), affiliates of The Carlyle Group Inc. and GIC Private Limited, completed the public offering of an aggregate of 36,000,000 shares of Common Stock at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company. As of March 31, 2025 Carlyle and GIC own approximately 54.1% and 12.2% of our outstanding common stock, respectively.

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

On August 23, 2024, we acquired Aero Turbine, a provider of engine component repair and other value-added engine aftermarket services for U.S. and international customers for an estimated purchase price of approximately $132.0 million, comprising an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026, subject to post-closing adjustments. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The acquisition was funded with borrowings under the ABL Credit Facility, which was repaid on September 6, 2024 with incremental borrowings from the Prior 2024 Term Loan B-1 Facility and the Prior 2024 Term Loan B-2 Facility.

Public Company Expenses

We have incurred, and expect to continue to incur, certain non-recurring professional fees and other expenses as part of our transition to a public company. As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies, for which we expect to incur additional recurring expenses. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal control over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements following the IPO have reflected and will continue to reflect the impact of these expenses. See “Part I. Item 1A. Risk Factors—Risks Related to Management and Employees—The requirements of being a public company may strain our resources, increase our costs, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members” in our 2024 Form 10-K.

Key Performance Indicators and Non-GAAP Financial Measures

We use certain non-GAAP key performance indicators to evaluate our business operations, including Adjusted EBITDA and Adjusted EBITDA Margin.

The non-GAAP financial measures presented in this Quarterly Report are supplemental measures of our performance that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for financial, operational and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization, further adjusted for certain non-cash items that we may record each period, as well as non-recurring items such as acquisition costs, integration and severance costs, refinancing fees, business transformation costs and other discrete expenses, when applicable. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important metrics for management and investors as they remove the impact of items that we do not believe are indicative of our core operating results or the overall health of our company and allows for consistent comparison of our operating results over time and relative to our peers.

The following table presents a reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA Margin, respectively:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Net income	$62,943	$3,187
Income tax expense	22,189	16,912
Depreciation and amortization	48,676	47,377
Interest expense	43,791	77,548
Business transformation costs (LEAP and CFM) (1)	12,917	10,244
Refinancing costs	—	4,283
Loss on debt extinguishment	—	3,577
Stock compensation (2)	2,045	—
Integration costs and severance (3)	1,380	290
Other (4)	4,286	2,150
Adjusted EBITDA	$198,227	$165,568
Revenue	$1,435,588	$1,235,723
Net income margin	4.4%	0.3%
Adjusted EBITDA Margin	13.8%	13.4%

(1)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas.
(2)
Represents non-cash stock compensation expense associated with awards issued under the 2019 Long-Term Incentive Plan in connection with Carlyle’s ownership.
(3)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(4)
Represents other non-recurring costs including professional fees related to business transformation, secondary offering costs, and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and other non-comparable events to measure operating performance as these events arise outside of our ordinary course of continuing operations. See Note 13, "Related Party Transactions" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

Key Components of Results of Operations

The following discussion provides a brief description of certain items that appear in our consolidated financial statements and the general factors that impact these items.

Revenue

Revenue consists of gross sales principally resulting from the engine and component repair services that we perform for commercial, military and business aviation fixed wing and rotary wing aircraft engines, as well as aeroderivative engines for the land and marine and other markets. Within these end markets, our Engine Services segment primarily provides a variety of value-added services in support of the maintenance, repair, testing and recertification of aerospace and aeroderivative engines. Our Component Repair Services segment supports commercial aerospace, military aerospace, land and marine and other markets with engine piece part repair and accessory repair.

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

Refinancing costs

Refinancing costs primarily consists of costs incurred in the prior year for an amendment to the Prior Credit Agreement in March 2024.

Loss on debt extinguishments

Loss on debt extinguishments incurred in the prior year primarily consists of the write-off of unamortized charges related to the extinguished portions of the Prior 2023 Term Loan Facilities and the redeemed portions of the Prior Senior Notes.

Income tax expense

Our provision for income tax expense is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our consolidated statements of operations data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$1,435,588	$1,235,723	$199,865	16.2%
Cost of revenue	1,217,858	1,054,312	163,546	15.5%
Selling, general and administrative expense	64,475	52,612	11,863	22.5%
Amortization of intangible assets	24,332	23,292	1,040	4.5%
Operating income	128,923	105,507	23,416	22.2%
Interest expense	43,791	77,548	(33,757)	(43.5)%
Refinancing costs	—	4,283	(4,283)	(100.0)%
Loss on debt extinguishment	—	3,577	(3,577)	(100.0)%
Income before income taxes	85,132	20,099	65,033	323.6%
Income tax expense	22,189	16,912	5,277	31.2%
Net income	$62,943	$3,187	$59,756	1,875.0%

Revenue. Revenue increased $199.9 million, or 16.2%, to $1,435.6 million for the three months ended March 31, 2025 from $1,235.7 million for the three months ended March 31, 2024. The increase was driven by both the Engine Services and Component Repair Services segments, with continued strength across the commercial aerospace and business aviation end markets, which increased 18.1% and 12.9%, respectively, compared to the prior year period. The military and helicopter end market increased 9.9% compared to the prior year period, driven by the contribution of the acquisition of Aero Turbine on August 23, 2024, which was offset by timing of lighter work scope shop visits during the three months ended March 31, 2025 and the temporary grounding of the US Navy’s V-22 Osprey fleet.

Cost of revenue. Cost of revenue increased $163.5 million, or 15.5%, to $1,217.9 million for the three months ended March 31, 2025 from $1,054.3 million for the three months ended March 31, 2024. This increase was driven by a growth in volumes, which drove higher material and direct labor expenses, as well as increased other overhead costs directly related to the performance of aftermarket services, in addition to the cost of revenue attributable to the acquisition of Aero Turbine on August 23, 2024.

The following table sets forth our total cost of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Material	$865,230	$752,909
Labor	264,043	215,928
Other	88,585	85,475
Total cost of revenue	$1,217,858	$1,054,312

Selling, general and administrative expense. SG&A expense was $64.5 million and $52.6 million for the three months ended March 31, 2025 and 2024, respectively, and was 4.5% and 4.3% of revenue for each of the three months ended March 31, 2025 and 2024, respectively. The $11.9 million increase in SG&A expense was primarily due to the acquisition of Aero Turbine on August 23, 2024, $2.0 million in stock compensation expense and an increase in professional fees related to business transformation consulting fees and secondary offering costs incurred during the three months ended March 31, 2025.

Amortization of intangible assets. Amortization of intangible assets was $24.3 million and $23.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.0 million, or 4.5%, is primarily driven by the intangible assets allocated to customer relationships resulting from the Aero Turbine acquisition on August 23, 2024.

Interest expense. Interest expense decreased $33.8 million or 43.5% from $77.5 million for the three months ended March 31, 2024 to $43.8 million for the three months ended March 31, 2025. This decrease in interest expense is largely driven by (i) the repayment of the Prior Senior notes in full on October 3, 2024 concurrent with the Company's IPO, and (ii) entrance into the New Credit Agreement on October 31, 2024 providing for the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility and the use of the

proceeds to repay in full amounts outstanding under the Prior Credit Agreement and the Prior ABL Credit Agreement, terminating each of the debt facilities there under, resulting in a weighted average interest rate of borrowings for the three months ended March 31, 2025 of 7.1% compared to 8.9% for the three months ended March 31, 2024. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $4.3 million associated with the modified portion of the Prior Credit Agreement amendment were incurred during the three months ended March 31, 2024.

Loss on debt extinguishments. A $3.6 million loss on debt extinguishments was recorded during the three months ended March 31, 2024, due to the write-off of unamortized deferred finance charges and debt discount related to the extinguished portion of the Prior 2023 Term Loan Facilities and redeemed portion of the Prior Senior Notes related to the refinancing activity.

Income tax expense. Income tax expense was $22.2 million for the three months ended March 31, 2025, as compared to $16.9 million for the three months ended March 31, 2024, an increase of $5.3 million, or 31.2%. This increase in tax expense is due to the mix of forecasted earnings, which in 2025 resulted in full year forecasted U.S. pre-tax income, as opposed to a loss in 2024. Additionally, year to date income before taxes for the period ending March 31, 2025 increased to $85.1 million as compared to $20.1 million for the three months ended March 31, 2024. The tax expense, and corresponding estimated effective tax rate for the three months ended March 31, 2025 and 2024 were high primarily due to the Global Intangible Low-taxed Income (GILTI) provision which was enacted in 2017 as part of the Tax Cuts and Jobs Act. Further for the three months ended March 31, 2024, the partial valuation allowance recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Internal Revenue Code also was a driver of the high estimated annual effective tax rate.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Engine Services
Segment Revenue	$1,268,313	$1,097,392
Segment Adjusted EBITDA	$174,009	$149,994
Segment Adjusted EBITDA Margin	13.7%	13.7%
Component Repair Services
Segment Revenue	$167,275	$138,331
Segment Adjusted EBITDA	$47,361	$35,782
Segment Adjusted EBITDA Margin	28.3%	25.9%

For a discussion of Segment Adjusted EBITDA, see Note 18, "Segment Information" to our condensed consolidated financial statements included in this Quarterly Report.

Engine Services

Engine Services segment revenue increased $170.9 million, or 15.6%, to $1,268.3 million for the three months ended March 31, 2025, compared to the prior year period. Revenue increases in our commercial aerospace and business aviation end markets were driven by continued high engine aftermarket demand on the platforms that we service.

Engine Services Segment Adjusted EBITDA increased $24.0 million, or 16.0%, to $174.0 for the three months ended March 31, 2025, from $150.0 million for the prior year period. The increase in Engine Services Segment Adjusted EBITDA was primarily driven by revenue growth.

Component Repair Services

Component Repair Services segment revenue increased $28.9 million, or 20.9%, to $167.3 million for the three months ended March 31, 2025, compared to the prior year period. Revenue growth was primarily attributable to increased demand for component repairs for platforms we serve, as well as $21.9 million of revenue attributable to the acquisition of Aero Turbine on August 23, 2024. This growth was partially offset by facility consolidations, the exit of a non-core business in the quarter, and the timing of customer shipments. Both of the aforementioned business portfolio actions were completed by the end of three months ended March 31, 2025.

Component Repair Services Segment Adjusted EBITDA increased $11.6 million, or 32.4%, to $47.4 million for the three months ended March 31, 2025, from $35.8 million for the three months ended March 31, 2024. The increase is primarily due to increased revenue, pricing and engine component mix, as well as the contribution from the Aero Turbine acquisition.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Cash	$140,818	$102,581
Net working capital (total current assets less total current liabilities)	1,398,517	1,211,590
Total debt (including current portion) (1)	2,337,013	2,231,426
Total stockholders' equity	2,437,968	2,373,404

(1)
Includes unamortized discounts of $21.6 million and $22.5 million as of March 31, 2025 and December 31, 2024, respectively, and unamortized deferred finance charges of $15.1 million and $15.7 million as of March 31, 2025 and December 31, 2024, respectively.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of March 31, 2025, we had $764.9 million of available liquidity, consisting of $140.8 million cash on hand, $624.1 million available under the New 2024 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and the New 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the foreseeable future. See Note 8, “Long-Term Debt” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of March 31, 2025 and December 31, 2024, our debt outstanding consisted of the following:

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
New 2024 Term Loan Facilities	$2,244,375	$2,250,000
New 2024 Revolving Credit Facility	110,000	—
Finance leases	18,300	18,375
Other	1,119	1,230
	2,373,794	2,269,605
Less: Current portion	(23,493)	(23,449)
Unamortized discounts	(21,634)	(22,456)
Unamortized deferred finance charges	(15,147)	(15,723)
Long-term debt	$2,313,520	$2,207,977

As of March 31, 2025, we had the following debt agreements:

•
The New 2024 Term Loan Facilities under the New Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,244.4 million, maturing on October 31, 2031.
•
The $750.0 million New 2024 Revolving Credit Facility under the New Credit Agreement, under which we had outstanding indebtedness of $110.0 million.
•
$19.4 million in finance leases and other debt.

New Credit Agreement Covenant Compliance

The New 2024 Revolving Credit Facility is subject to a springing financial covenant, commencing in the quarter ending June 30, 2025, which requires us to maintain a maximum consolidated first lien net leverage ratio that is tested quarterly, at the end of any fiscal quarter, when more than 40% of the New 2024 Revolving Credit Facility (excluding, among other things, all letters of credit incurred under the New 2024 Revolving Credit Facility (whether or not cash collateralized) and adjusted cash and cash equivalents of the Borrowers and their restricted subsidiaries) is utilized on such date. See our 2024 Form 10-K, “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Agreement” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities.

The New Credit Agreement contains certain financial reporting covenants that require us to present periodic financial metrics to our lenders. One such financial reporting metric is Consolidated EBITDA as defined in the New Credit Agreement. The definition of Consolidated EBITDA utilized for these debt reporting covenants differs from the definition of Adjusted EBITDA presented in this Quarterly Report in that it represents Adjusted EBITDA as further adjusted for certain additional items including, among other things, certain start-up costs to give pro forma effect to acquisitions, including resulting synergies, and cost savings. The table below highlights the differences between Adjusted EBITDA presented in this Quarterly Report and Consolidated EBITDA presented to our creditors:

Increases from Adjusted EBITDA to Consolidated EBITDA	Amount
(in thousands)
Three months ended March 31, 2025	$1,117
Three months ended March 31, 2024	$3,482

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

As of March 31, 2025, we were in compliance with the covenants in the New Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Consolidated statements of cash flows data:	(in thousands)
Net cash used in operating activities	$(23,986)	$(83,551)
Net cash used in investing activities	(40,070)	(18,012)
Net cash provided by financing activities	102,434	77,501
Effect of exchange rate changes on cash	(141)	235
Net increase (decrease) in cash	38,237	(23,827)
Cash at beginning of period	102,581	57,982
Cash at end of period	$140,818	$34,155

Three Months Ended March 31, 2025

Net cash used in operating activities for the three months ended March 31, 2025 was $24.0 million. The factors affecting our operating cash flows during the period included net income of $62.9 million and non-cash charges of $47.1 million, partially offset by a $134.0 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $48.7 million in depreciation and amortization and $2.0 million in stock compensation expense, partially offset by a $5.8 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the three months ended March 31, 2025 of $40.1 million consisted of $25.3 million of purchases of property, plant and equipment, rental engines and $15.0 million in payment of our licensing agreement acquired during the year ended December 2024.

Net cash provided by financing activities for the three months ended March 31, 2025 of $102.4 million was primarily attributable to the proceeds from long-term debt $195.0 million, offset by $91.0 million in repayment of long-term debt and $1.6 million in repayments of long-term agreements.

Three Months Ended March 31, 2024

Net cash used in operating activities for the three months ended March 31, 2024 was $83.6 million. The factors affecting our operating cash flows during the period included net income of $3.2 million, offset by non-cash charges of $50.0 million and a $136.8 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $47.4 million in depreciation and amortization and a $3.4 million decrease in deferred income taxes.

Net cash used in investing activities for the three months ended March 31, 2024 of $18.0 million consisted of $18.5 million of purchases of property, plant and equipment, rental engines and $0.1 million in the purchase of intangible assets.

Net cash provided by financing activities for the three months ended March 31, 2024 of $77.5 million was primarily attributable to the proceeds from long-term debt of $388.0 million, offset by $308.3 million in repayment of long-term debt and $1.8 million in repayments of long-term agreements.

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

We describe our critical accounting estimates used in the preparation of our consolidated financial statements in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," in our 2024 Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•
revenue recognition,
•
business combinations,
•
goodwill,
•
inventories, and
•
income taxes.

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Currency Risk

Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we may use foreign exchange contracts. Approximately $35.0 million, or 2.4%, and $45.8 million, or 3.7%, of revenue for the period ended March 31, 2025 and 2024, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $0.3 million loss and a $0.8 million gain for the period ended March 31, 2025 and 2024, respectively. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As we have previously been a privately held company, we were not subject to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As previously reported in our 2024 Form 10-K, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. The following are our material weaknesses:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation pursuant to during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are and may become involved in certain legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and worker’s compensation claims. Consistent with GAAP, we have established reserves when the liability is probable, and the loss is capable of being reasonably estimated. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. For further discussion please see Note 11, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Part I, Item 1A. Risk Factors” in our 2024 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

None.

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

None.

(c)
Insider Trading Arrangements and Policies.

None.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of StandardAero, Inc.	8-K	001-42298	3.1	10/3/2024
3.2	Amended and Restated Bylaws of StandardAero, Inc.	8-K	001-42298	3.2	10/3/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

StandardAero, Inc.

Date: May 13, 2025	By:	/s/Russell Ford
Russell Ford
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Daniel Satterfield
Daniel Satterfield
Chief Financial Officer
(Principal Financial Officer)