Form 10-Q
period 2025-06-30
StandardAero, Inc.
filed 2025-08-14
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 334,470,264 shares of common stock, $0.01 par value per share, outstanding.

GLOSSARY

Unless the context otherwise requires or we otherwise state, references in this Quarterly Report on Form 10-Q ("Quarterly Report") to:

•
the term “Acquisition” refers to the acquisition by Dynasty Acquisition Co., Inc., pursuant to that certain stock purchase agreement as amended, restated, supplemented or otherwise modified from time to time, dated December 18, 2018, of all of the equity interests of StandardAero Holding Corp., a Delaware corporation;
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
•
the term “March Secondary Offering” refers to the public offering of 36,000,000 shares of common stock by the selling stockholders at a price to the public of $28.00 per share, which was completed in March 2025;
•
the term “May Secondary Offering” refers to the public offering of 34,500,000 shares of common stock by the selling stockholders (including the full exercise by the underwriters of their option to purchase up to an additional 4,500,000 shares) at a price to the public of $28.00 per share, which was completed in May 2025;
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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, risks related to conditions that affect the commercial and business aviation industries; decreases in budget, spending or outsourcing by our military end-users; risks from any supply chain disruptions or loss of key suppliers; increased costs of labor, equipment, raw materials, freight and utilities due to inflation; future outbreaks and infectious diseases; risks related to competition in the market in which we participate; loss of an OEM authorization or license; risks related to a significant portion of our revenue being derived from a small number of customers; our ability to remediate effectively the material weaknesses identified in our internal control over financial reporting; our ability to respond to changes in GAAP; our or our third-party partners' failure to protect confidential information; data security incidents or disruptions to our IT systems and capabilities; our ability to comply with laws relating to the handling of information about individuals; changes to U.S. tariff and import/export regulations; failure to maintain our regulatory approvals; risks relating to our operations outside of North America; failure to comply with government procurement laws and regulations; any work stoppage, hiring, retention or succession issues with our senior management team and employees; any strains on our resources due to the requirements of being a public company; risks related to our substantial indebtedness; risks related to the ownership of our common stock, including the fact that Carlyle owns a significant amount of our voting power; and other factors set forth under “Risk Factors” elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STANDARDAERO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share figures)

	June 30,	December 31.
	2025	2024
ASSETS
Current assets:
Cash	$91,513	$102,581
Accounts receivable (less allowance for expected credit losses of $15,020 and $15,455, respectively)	677,257	580,668
Contract assets, net	1,070,834	915,200
Inventories	851,597	847,018
Prepaid expenses and other current assets	56,759	29,707
Income tax receivable	21,054	9,960
Total current assets	2,769,014	2,485,134
Property, plant and equipment, net	575,560	568,607
Operating lease right of use asset, net	217,660	172,206
Customer relationships, net	962,913	1,004,701
Other intangible assets, net	268,275	291,487
Goodwill	1,684,287	1,685,970
Other assets	3,923	4,417
Deferred income tax assets	1,079	1,079
Total assets	$6,482,711	$6,213,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$643,728	$645,701
Accrued expenses and other current liabilities	102,201	99,572
Accrued employee costs	72,876	79,134
Operating lease liabilities, current	19,777	17,663
Due to related parties	696	1,345
Contract liabilities	420,229	400,025
Income taxes payable, current	2,259	6,655
Long-term debt, current portion	23,461	23,449
Total current liabilities	1,285,227	1,273,544
Long-term debt	2,295,131	2,207,977
Operating lease liabilities, non-current	208,395	164,224
Deferred income tax liabilities	159,791	169,824
Other non-current liabilities	20,884	24,628
Total liabilities	3,969,428	3,840,197
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,470,264 and 334,461,630 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	3,345	3,345
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,950,677	3,944,802
Accumulated deficit	(1,432,665)	(1,563,321)
Accumulated other comprehensive loss	(8,074)	(11,422)
Total stockholders' equity	2,513,283	2,373,404
Total liabilities and stockholders' equity	$6,482,711	$6,213,601

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,528,943	$1,347,198	$2,964,531	$2,582,921
Cost of revenue	1,292,768	1,162,592	2,510,626	2,216,904
Selling, general and administrative expense	76,002	56,236	140,477	108,848
Amortization of intangible assets	24,603	23,293	48,935	46,585
Operating income	135,570	105,077	264,493	210,584
Interest expense	43,835	78,051	87,626	155,599
Refinancing costs	—	655	—	4,938
Loss on debt extinguishment	—	—	—	3,577
Income before income taxes	91,735	26,371	176,867	46,470
Income tax expense	24,022	20,967	46,211	37,879
Net income	$67,713	$5,404	$130,656	$8,591
Earnings per share:
Basic	$0.21	$0.02	$0.40	$0.03
Diluted	$0.20	$0.02	$0.39	$0.03
Weighted-average common shares outstanding
Basic	328,445	275,175	328,442	275,175
Diluted	334,300	275,175	334,227	275,175

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$67,713	$5,404	$130,656	$8,591
Other comprehensive income, net of tax:
Unrealized income on cash flow hedge, net of income tax expense of $992 and $737 for the three months ended June 30, 2025 and 2024, respectively, and $365 and $2,708 for the six months ended June 30, 2025 and 2024, respectively	2,634	2,674	628	10,265
Cash flow hedge gain (loss) reclassified to the statement of operations, net of income tax expense (benefit) of $330 and ($508), for the three months ended June 30, 2025 and 2024, respectively, and $826 and ($1,737) for the six months ended June 30, 2025 and 2024, respectively	1,138	(1,856)	2,720	(6,418)
Foreign currency translation adjustment	—	(88)	—	(322)
Total other comprehensive income	3,772	730	3,348	3,525
Comprehensive income	$71,485	$6,134	$134,004	$12,116

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(In thousands, except share figures)

	For the six months ended June 30, 2025
	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders' Equity
Balance as of December 31, 2024	334,461,630	$3,345	$3,944,802	$(1,563,321)	$(11,422)	$2,373,404
Net income	—	—	—	62,943	—	62,943
Share based compensation	—	—	2,045	—	—	2,045
Other comprehensive loss, net	—	—	—	—	(424)	(424)
Balance as of March 31, 2025	334,461,630	$3,345	$3,946,847	$(1,500,378)	$(11,846)	$2,437,968
Net income	—	—	—	67,713	—	67,713
Vesting of restricted stock	8,634	—	—	—	—	—
Share based compensation	—	—	3,830	—	—	3,830
Other comprehensive income, net	—	—	—	—	3,772	3,772
Balance as of June 30, 2025	334,470,264	$3,345	$3,950,677	$(1,432,665)	$(8,074)	$2,513,283

	For the six months ended June 30, 2024
	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders' Equity
Balance as of December 31, 2023	281,211,630	$2,812	$2,725,157	$(1,574,295)	$(6,962)	$1,146,712
Net income	—	—	—	3,187	—	3,187
Other comprehensive income, net of tax	—	—	—	—	2,795	2,795
Balance as of March 31, 2024	281,211,630	$2,812	$2,725,157	$(1,571,108)	$(4,167)	$1,152,694
Net income	—	—	—	5,404	—	5,404
Other comprehensive income, net of tax	—	—	—	—	730	730
Balance as of June 30, 2024	281,211,630	$2,812	$2,725,157	$(1,565,704)	$(3,437)	$1,158,828

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$130,656	$8,591
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	97,223	92,876
Amortization of deferred finance charges and discounts	3,288	6,745
Amortization of loss on derivative instruments	—	(303)
Amortization of interest cap premiums	5,467	4,652
Payment of interest rate cap premiums	(5,524)	(4,534)
Stock compensation expense	5,875	—
Loss on debt extinguishment	—	3,577
Loss (gain) from disposals, net	3,449	(132)
Non-cash lease expense	866	468
Deferred income taxes	(11,560)	(6,858)
Foreign exchange loss (gain)	431	(170)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(96,589)	(16,955)
Contract assets, net	(155,634)	(6,296)
Inventories, net	(4,579)	(9,445)
Prepaid expenses and other current assets	(24,422)	(7,096)
Accounts payable, accrued expenses and other current liabilities	25,885	9,886
Contract liabilities	20,204	(78,919)
Due to/from related parties	(649)	1,225
Income taxes payable and receivable	(15,490)	(15,466)
Net cash used in operating activities	(21,103)	(18,154)
Investing activities
Acquisitions, net of cash and other	1,254	—
Purchase of property, plant and equipment	(47,262)	(45,101)
Payments for purchase of intangible assets	(30,000)	(214)
Proceeds from disposal of property, plant and equipment	3,637	539
Net cash used in investing activities	(72,371)	(44,776)
Financing activities
Proceeds from long-term debt	345,000	435,969
Repayment of long-term debt	(261,785)	(368,380)
Payment of deferred financing charges	—	(392)
Repayments of long-term agreements	(1,501)	(1,285)
Net cash provided by financing activities	81,714	65,912
Effect of exchange rate changes on cash	692	(690)
Net (decrease) increase in cash	(11,068)	2,292
Cash at beginning of the period	102,581	57,982
Cash at end of the period	$91,513	$60,274
Supplemental cash flow information:
Supplemental disclosure of non-cash investing activities:
Acquisition of property, plant and equipment, liability incurred, but not paid	$839	$993
Acquisition of intangible assets, liability incurred but not paid	—	261

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

Corporate Restructuring and Restructuring Transactions

In connection with and prior to the completion of the Company’s initial public offering (the “IPO”) of its shares of common stock, $0.01 par value per share (“Common Stock”), the Company effected certain restructuring transactions. These restructuring transactions consisted of (i) the 103-for-one forward stock split of the Company’s Common Stock effected on September 20, 2024, (ii) the distribution to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. an aggregate of 275,053,375 shares of the Company’s Common Stock (of which 8,157 were restricted shares), and to holders of Class B Units of Dynasty Parent Holdings, L.P. an aggregate of 6,158,255 shares of the Company’s Common Stock (of which 6,028,394 were restricted shares) and (iii) the liquidation and dissolution of Dynasty Parent Holdings, L.P. (collectively, the “Restructuring Transactions”). Immediately following these Restructuring Transactions, 281,211,630 shares of our Common Stock were issued and outstanding.

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

March Secondary Offering

In March 2025, two of the Company’s stockholders (the “Selling Stockholders”), affiliates of The Carlyle Group Inc. (“Carlyle”) and GIC Private Limited (“GIC”), completed a public offering of an aggregate of 36,000,000 shares of Common Stock at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company.

May Secondary Offering

In May 2025, the Selling Stockholders completed a public offering of an aggregate of 34,500,000 shares of Common Stock (including the full exercise by the underwriters of their option to purchase up to an additional 4,500,000 shares) at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company. As of June 30, 2025 Carlyle and GIC own approximately 45.6% and 10.3% of the Company’s outstanding Common Stock, respectively.

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

Other new pronouncements issued, but not effective until after June 30, 2025, are not expected to have a significant impact on the Company’s results of operations, financial condition, or liquidity.

NOTE 3: REVENUE RECOGNITION

Disaggregated revenue

The following table summarizes total revenue by the Company’s segments:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue:
Engine Services	$1,350,677	$1,211,461	$2,618,990	$2,308,853
Component Repair Services	178,266	135,737	345,541	274,068
Total revenue	$1,528,943	$1,347,198	$2,964,531	$2,582,921

The following table presents revenues from customers that contributed to more than 10% of revenues:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Customer A	15.8%	22.2%	15.9%	22.5%

The following table presents revenues from external customers by end market:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Commercial Aerospace	$901,912	$793,556	$1,754,948	$1,516,071
Military & Helicopter	280,296	250,849	529,823	477,952
Business Aviation	299,685	275,285	582,978	526,213
Other	47,050	27,508	96,782	62,685
	$1,528,943	$1,347,198	$2,964,531	$2,582,921

Contract assets and liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing or reimbursable costs related to a specific contract. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the Company’s contracts. The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2025	December 31, 2024
	(in thousands)
Contract assets	$1,071,353	$915,940
Less: allowance for credit loss	(519)	(740)
Contract assets, net	$1,070,834	$915,200
Contract liabilities	$420,229	$400,025

Changes in contract assets and contract liabilities primarily result from the timing difference between the Company’s performance of services and payments from customers. The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $407.3 million and $400.0 million for the three and six months ended June 30, 2025, respectively, and $251.0 million and $355.7 million for the three and six months ended June 30, 2024, respectively.

Remaining performance obligations

As of June 30, 2025, the Company had approximately $366.8 million of remaining performance obligations, which primarily relate to the Company’s engine utilization contracts that are satisfied over multiple years. Of this amount, the Company expects approximately 30% to be satisfied over the next two years and the remainder thereafter. The expected timing of the satisfaction of performance obligations is dependent on the timing of the customer’s maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty. The Company excludes from its remaining performance obligation balance the value of remaining performance obligations for its fixed price and time & material contracts, as the performance obligations for these contracts generally have an original expected duration of one year or less.

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

The following table summarizes the computation of basic and diluted net income per share attributable to the stockholders:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator for earnings per share:
Net income	$67,713	$5,404	$130,656	$8,591

Denominator for earnings per share:
Weighted average common shares - basic	328,445	275,175	328,442	275,175
Dilutive effect of stock options and restricted stock awards	5,855	—	5,785	—
Weighted average shares - diluted	334,300	275,175	334,227	275,175

Earnings per share:
Basic earnings per share	$0.21	$0.02	$0.40	$0.03
Diluted earnings per share	$0.20	$0.02	$0.39	$0.03

The Company has 5,950,306 contingently issuable shares of Common Stock that are issuable upon the Company’s completion of a liquidity event, which has not occurred as of June 30, 2025. These shares are excluded from weighted average common shares - basic, but included in the calculation of the dilutive effect of stock options and restricted stock awards. Anti-dilutive shares of 0.6 million and 0.5 million for the three and six months ended June 30, 2025 respectively, were excluded from the calculation of the dilutive effect of stock options and restricted stock awards. See the Company’s 2024 Form 10-K, Note 19, Stock Based Compensation for further information.

NOTE 5: ACQUISITIONS

Aero Turbine, Inc.

On August 23, 2024, the Company acquired 100% of the shares of Aero Turbine, Inc. (“Aero Turbine”) for a purchase price of approximately $130.7 million subject to post-closing adjustments, comprised of an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026. During the three months ended June 30, 2025, the Company received an additional cash payment of $1.3 million related to a post-closing purchase price adjustment related to working capital. The Company recorded this measurement period adjustment as a $1.3 million decrease to goodwill, resulting in a corresponding $1.3 million decrease of the initial purchase price of $132.0 million. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The current portion of the contingent consideration liability is recorded in Accrued and other current liabilities and the non-current portion is recorded in Other non-current liabilities. Aero Turbine is a provider of engine component repair, overhaul services and other engineering services for U.S. and foreign military customers.

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

The Company has provisionally allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the Aero Turbine acquisition date as follows:

Amounts acquired on August 23, 2024 (as adjusted)
(in thousands)
Cash	$2,765
Accounts receivable	4,066
Contract assets	12,419
Inventories	10,213
Prepaid expenses and other current assets	2,518
Property, plant and equipment	5,868
Operating lease right of use asset	999
Customer relationships	75,000
Goodwill	51,755
Total assets acquired	165,603
Accounts payable	5,353
Accrued and other current liabilities	7,131
Contract liabilities	1,205
Current portion operating lease liabilities	111
Income taxes payable	4,901
Long-term portion operating lease liabilities	899
Deferred income tax liabilities	15,269
Total liabilities assumed	34,869
Net assets acquired	130,734
Cash acquired	2,765
Purchase price, net of cash acquired	$127,969

The fair values presented were estimated by management. During the three months ended March 31, 2025, the Company recorded measurement period adjustments related to estimate refinement of a $0.8 million decrease in accrued and other current liabilities, resulting in a corresponding decrease in goodwill. During the three months ended June 30, 2025, the Company recorded measurement period adjustments related to post-closing working capital adjustment of a $1.3 million decrease in purchase price and estimate refinement of a $0.4 million increase in deferred income tax liabilities, resulting in a $0.9 million decrease in goodwill. The fair value of the assets acquired includes accounts receivable of $4.1 million, of which all is expected to be collectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $126.8 million has been allocated as $75.0 million of customer relationships and $51.8 million of goodwill. The goodwill recognized is attributable to Aero Turbine’s workforce, market position, quality, customized repairs and reliable turnaround times. Goodwill will not be amortized but will be reviewed annually for impairment.

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

NOTE 6: INVENTORIES

Inventories consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$725,146	$662,887
Finished goods	3,797	2,529
Work in process	122,654	181,602
Total inventory	$851,597	$847,018

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $109.2 million and $110.2 million as of June 30, 2025 and December 31, 2024, respectively.

NOTE 7: GOODWILL

The changes in the carrying amount of goodwill for the periods ended June 30, 2025 and 2024, are as follows:

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2024	$1,224,707	$461,263	$1,685,970
Purchase price adjustments	—	(1,683)	(1,683)
Balance, June 30, 2025	$1,224,707	$459,580	$1,684,287

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2023	$1,224,707	$407,789	$1,632,496
Goodwill acquired	—	—	—
Goodwill, June 30, 2024	$1,224,707	$407,789	$1,632,496

Goodwill Impairment Testing

The Company reviews goodwill at least annually for potential impairment, as of October 1, and more frequently, if events or changes in circumstances suggest that an impairment may exist. The Company performed its annual goodwill impairment testing as of October 1, 2024, and determined that no adjustments to the carrying value of goodwill were necessary as it was more likely than not that the fair values of the Company’s reporting units are above their carrying values and that no impairment had occurred. The Company has assessed the changes in events and circumstances through the quarter ended June 30, 2025, and have concluded that no triggering events has occurred that would require interim testing.

NOTE 8: LONG-TERM DEBT

Long-term debt consists of the following:

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
New 2024 Term Loan Facilities	$2,238,750	$2,250,000
New 2024 Revolving Credit Facility	95,000	—
Finance leases	19,050	18,375
Other	1,177	1,230
	2,353,977	2,269,605
Less: Current portion	(23,461)	(23,449)
Unamortized discounts	(20,813)	(22,456)
Unamortized deferred finance charges	(14,572)	(15,723)
Long-term debt	$2,295,131	$2,207,977

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

New 2024 Term Loan Facilities

The New Credit Agreement provided for (i) a senior secured dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “New 2024 Term Loan B-1 Facility”), (ii) a senior secured dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “New 2024 Term Loan B-2 Facility” and, together with the New 2024 Term Loan B-1 Facility, the “New 2024 Term Loan Facilities”). The New 2024 Term Loan Facilities were fully drawn on October 31, 2024, in an aggregate principal amount of $2,250.0 million, bearing interest at a Secured Overnight Financing Rate (“SOFR”) + 2.25% with provision for a rate step-down to 2.00% based on achieving a consolidated First Lien Net Leverage Ratio (as defined in the New Credit Agreement) of less than 3.00x, and will mature on October 31, 2031. The Company incurred new third party fees of $13.2 million related to the New 2024 Term Loan Facilities of which $11.6 million were expensed as refinancing costs on the Consolidated Income Statement during the year ended December 31, 2024, and $1.6 million of deferred finance charges were recorded as a reduction of long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and will be amortized on a straight-line basis over the term of the credit facility. As of June 30, 2025, the effective interest rate on the New 2024 Term Loan Facilities was SOFR + 2.00%.

New 2024 Revolving Credit Facility

The New Credit Agreement provided for a senior secured multicurrency revolving credit facility available to the Company in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “New 2024 Revolving Credit Facility” and, together with the New 2024 Term Loan Facilities, the “New Senior Secured Credit Facilities”). The New 2024 Term Loan Facilities will mature on October 31, 2031, and the New 2024 Revolving Credit Facility will mature on October 31, 2029. As of December 31, 2024, the New 2024 Revolving Credit Facility had no outstanding borrowings. Borrowings bear interest at SOFR + 2.00% with provision for step-down to 1.75% and 1.5% based on a achieving a consolidated First Lien Net Leverage Ratio of less than 3.25x and 2.75x, respectively. As of June 30, 2025, the Company had $639.0 million of available borrowing capacity under the New 2024 Revolving Credit Facility. The Company incurred new lender fees of $3.8 million related to the New 2024 Revolving Credit Facility, which are recorded as an other long-term asset on the Consolidated Balance Sheets as of December 31, 2024, and will be amortized on a straight-line basis over the term of the facility. As of June 30, 2025, the effective interest rate on the New 2024 Revolving Credit Facility was SOFR + 1.75%.

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

On October 31, 2024 concurrent with the New Credit Agreement, the Company recognized a $3.6 million loss on extinguishment of debt representing the write off unamortized discounts and deferred financing charges related to the extinguished portions of the Prior Term Loan facilities

Prior 2023 Revolving Credit Facility

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

The Company’s weighted average interest rate of borrowings under its senior credit agreements was 6.3% and 6.4% for the three and six months ended June 30, 2025, respectively, and 9.0% and 9.2% for the three and six months ended June 30, 2024, respectively.

Certain of these agreements contain non-financial covenants that limit both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends subject to select amounts and incurrence ratios.

As of June 30, 2025, the amounts of the long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2025 (excluding the six months ended June 30, 2025)	$835	$11,250	$12,085
2026	1,670	23,677	25,347
2027	1,665	22,500	24,165
2028	1,655	22,500	24,155
2029	1,655	117,500	119,155
Thereafter	21,906	2,137,500	2,159,406
Total	$29,386	$2,334,927	$2,364,313
Amount representing interest	(10,336)	—	(10,336)
Unamortized discounts	—	(20,813)	(20,813)
Unamortized deferred finance charges	—	(14,572)	(14,572)
Total long-term debt payable	$19,050	$2,299,542	$2,318,592

NOTE 9: LEASES

Lease costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Finance lease expense
Amortization	$254	$347	$598	$692
Interest expense	237	227	496	483
Operating lease expense	8,746	7,238	16,431	14,443
Short term lease expense	366	296	818	660
	$9,603	$8,108	$18,343	$16,278

The impact of leasing on the Consolidated Balance Sheets consists of the following:

	Classification on the
	Consolidated Balance Sheets	June 30, 2025	December 31, 2024
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$19,572	$20,262
Operating lease assets	Operating lease right of use asset, net	217,660	172,206
Total lease assets		$237,232	$192,468
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$792	$835
Operating lease liabilities	Operating lease liabilities	19,777	17,663
Non-current liabilities
Finance lease liabilities	Long-term debt	18,258	17,540
Operating lease liabilities	Long-term operating lease liabilities	208,395	164,224
Total lease liabilities		$247,222	$200,262

Supplemental cash flow information related to leases consisted of the following:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$15,849	$7,026
Operating cash flows from finance leases	496	227
Financing cash flows from finance leases	421	206
Right of use assets obtained in exchange for lease liabilities:
Operating lease right of use asset	58,070	6,880

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2025 (excluding the six months ended June 30, 2025)	$17,258
2026	31,012
2027	29,270
2028	28,858
2029	26,286
Thereafter	236,844
Total future minimum payments	369,528
Less imputed interest	141,356
Present value of minimum payments	$228,172

Weighted average remaining lease term and borrowing rate consisted of the following:

	June 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	16.2	19.1	16.0	19.5
Weighted average borrowing rate	6.2%	4.7%	6.2%	4.7%

NOTE 10: INCOME TAXES

The Company’s estimated annual effective tax rate for the six months ended June 30, 2025 was 26.1%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, Global Intangible Low-Taxed Income (“GILTI”), which was enacted under the Tax Cuts and Jobs Act of 2017, and state and foreign tax rates.

The Company’s estimated annual effective tax rate for the six months ended June 30, 2024 was 81.5%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to the mix of earnings between U.S. and foreign jurisdictions, as well as the Company increasing its valuation allowance in connection with the deferred tax asset related to the interest limitation under Section 163(j) of the Internal Revenue Code. Other factors impacting the rate include non-deductible expenses, and GILTI, which was enacted under the Tax Cuts and Jobs Act of 2017.

The Company did not record any significant changes in its unrecognized tax benefits or total interest and penalties for tax years remaining open to examination during the six months ended June 30, 2025 and 2024. Currently, there are not any ongoing audits or examinations with any tax jurisdictions.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15.0% in all countries of operation. On June 20, 2024, as part of Bill C-69, Canada enacted its Pillar Two legislation effective January 1, 2024. Canada Bill C-59 was also enacted on June 20, 2024 and included the excessive interest and financing expenses limitation (“EIFEL”) regime effective for tax years beginning on or after December 31, 2023. The Company has performed a quantitative and qualitative assessment and determined the effects are not materially significant to the Company’s financial statements for the six months ended June 30, 2025 and 2024, respectively. StandardAero will continue to evaluate the Pillar Two Rules and EIFEL for their potential impact on future periods as further legislation is proposed or enacted.

On July 4, 2025 the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of U.S. tax reform provisions, was signed into law by the President of the United States. The OBBBA includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA on the Company’s consolidated financial statements.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

The Company has future contractual commitments of $22.9 million as of June 30, 2025, and had $30.6 million as of December 31, 2024, for capital commitments.

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

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As of June 30, 2025 and December 31, 2024 the provision is nominal.

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

NOTE 12: GUARANTEES

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $26.6 million and $20.6 million as of June 30, 2025 and December 31, 2024, respectively.

NOTE 13: RELATED PARTY TRANSACTIONS

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement (the “Carlyle Services Agreement”) with Carlyle Investment Management L.L.C. (“CIM”), pursuant to which Dynasty Acquisition paid CIM a one-time fee of approximately $24.5 million for strategic advisory and consulting services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Carlyle Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to CIM an annual fee of approximately $2.4 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by CIM pursuant to the Carlyle Services Agreement. Dynasty Acquisition also reimburses CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Carlyle Services Agreement, and Dynasty Acquisition may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided under the Carlyle Services Agreement. In connection with the IPO, the Carlyle Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO, which is October 3, 2026, and the date on which CIM and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of the Company’s outstanding voting common stock. For the three months ended June 30, 2025, the Company paid CIM approximately $0.6 million pursuant to the Carlyle Services Agreement. For the six months ended June 30, 2025, the Company paid CIM approximately $1.2 million.

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting service agreement (the “Beamer Services Agreement”) with Beamer Investment Inc., an affiliate of GIC, pursuant to which Dynasty Acquisition paid Beamer Investment Inc. a one-time fee of approximately $5.5 million for strategic advisory and consulting, services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Beamer Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to Beamer Investment Inc. an annual fee of approximately $0.6 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by Beamer Investment Inc. pursuant to the Beamer Services Agreement. Dynasty Acquisition also reimburses Beamer Investment Inc.’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Beamer Services Agreement, and Dynasty Acquisition may pay Beamer Investment Inc. additional fees associated with other future transactions or in consideration of any additional services provided under the Beamer Services Agreement. In connection with the IPO, the Beamer Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO and the date on which Beamer Investment Inc. and its affiliates collectively and beneficially own, directly or indirectly, less than 50% of the Company’s outstanding voting common stock that they owned on the date of the closing of the IPO, prior to giving effect to the sale of shares by Beamer Investment Inc. or an affiliate of Beamer Investment Inc. in the IPO. For the three months ended June 30, 2025, the Company paid Beamer Investment Inc. approximately $0.1 million pursuant to the Beamer Services Agreement. For the six months ended June 30, 2025, the Company paid Beamer Investment Inc. approximately $0.3 million.

The Company expensed $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively, for advisory and consulting services as outlined above. The Company expensed $0.8 million and $1.5 million for the three and six months ended June 30, 2024, as well as an additional $1.2 million during the three months ended June 30, 2024 for arrangement fees paid in connection with the amendment to the Prior Credit Agreement.

CFGI, a portfolio company of a fund affiliated with Carlyle, provides the Company with accounting advisory and consulting services. For the three months ended June 30, 2025, the Company paid $0.4 million, to CFGI for accounting advisory and consulting services. For the six months ended June 30, 2025, the Company expensed $0.7 million and paid $0.6 million, to CFGI for accounting advisory and consulting services. For the three and six months ended June 30, 2024, the Company expensed $2.1 million and $2.3 million and paid $1.4 million and $1.6 million, respectively, to CFGI for accounting advisory and consulting services.

NOTE 14: EMPLOYEE BENEFIT PLANS

Defined contribution pension plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $7.9 million and $6.5 million for the three months ended June 30, 2025 and 2024, respectively. Costs for the defined contribution plans were $13.1 million and $12.3 million for the six months ended June 30, 2025 and 2024, respectively.

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

Costs for the defined benefit plans were $0.1 million for the three and six months ended June 30, 2025. Costs for the defined benefit plans were $0.2 and $0.3 for the three and six months ended June 30, 2024, respectively.

NOTE 15: STOCK BASED COMPENSATION

Following its IPO, the Company has made awards under its 2024 Incentive Award Plan (the "2024 Plan"), which have generally consisted of nonqualified stock options and restricted stock units (“RSUs”). Additionally, certain employees and directors have received restricted stock awards (“RSAs”), which were made in respect of pre-IPO equity awards originally granted to them under the Dynasty Parent Holdings, L.P. and Dynasty Parent Co., Inc. 2019 Long-Term Incentive Plan.

Stock Options

Stock options granted under the 2024 Plan generally vest in three equal annual installments, subject to the participant’s continued employment with the Company, and expire ten years from the date of grant. The Company uses a Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded. The Black-Scholes pricing model requires assumptions regarding the expected volatility of the Company’s shares of Common Stock, the risk-free interest rate, the expected term of the stock option award and the Company’s dividend yield.

Term. The Company began being publicly traded on October 2, 2024, and as such does not have sufficient historical data to estimate the expected term of the stock option awards. In the absence of sufficient historical data, where the options are considered “plain vanilla,” the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”) provides guidance for a simplified method of estimating the expected term until more empirical data becomes available. This method calculates the expected term as the average of the weighted vesting term and the contractual term of the options. As such, the Company utilized the SEC's simplified method to calculate the expected term for the options which resulted in a term of 6.0 years.

Expected Dividends. The Company does not pay dividends and is not expected to pay dividends in the near term. As such, the Company elected to use a dividend yield of 0%.

Risk-Free Rate. The Company used the U.S. Treasury Securities yield corresponding to the expected term, of 4.07%.

Expected Volatility. The Company began being publicly traded on October 2, 2024, followed by additional secondary offerings in March 2025 and May 2025, thus the Company has limited trading data to calculate meaningful volatility. As such, the Company relied solely on peer group volatility, calculated at 40.0%.

The following is a summary of the activity for stock option awards:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	463,194	$10.51	5.75	$6,600
Granted	737,354	$25.62
Exercised	—	—
Forfeited	(9,692)	$25.62
Outstanding at June 30, 2025	1,190,856	$19.74	8.03	$14,179

Options Exercisable at June 30, 2025	50,347	$9.93	4.23	$1,094

Restricted Stock Units (“RSUs”):

The RSUs granted on April 15, 2025 under the 2024 Plan generally vest in three equal annual installments, subject to the participant’s continued employment with the Company. The fair value of RSUs granted is estimated using the closing price of the Company’s stock on the grant date.

The following is a summary of the activity for RSUs:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	238,540	$29.81
Granted	533,918	$25.97
Vested	(8,634)	$32.02
Forfeited	(8,713)	$25.62
Outstanding at June 30, 2025	755,111	$27.12

Restricted Stock Awards (“RSAs”):

The following is a summary of the activity for RSAs:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	6,036,550	$5.02
Granted	—	—
Vested	(19,963)	$7.44
Forfeited	(66,281)	$10.17
Outstanding at June 30, 2025	5,950,306	$4.95

5,950,306 RSAs were outstanding and included in the Company’s 334,470,264 shares of Common Stock outstanding at June 30, 2025.

Stock Based Compensation Expense:

The Company recorded $3.8 million and $5.9 million in stock compensation expense during the three and six months ended June 30, 2025, respectively. The Company will continue to recognize stock compensation expense ratably over the requisite remaining service period for the awards. As of June 30, 2025, there was $38.3 million of unrecognized compensation costs.

NOTE 16: FAIR VALUE MEASUREMENTS

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

The Company determined the initial value for the contingent consideration liability of $15.2 million using the Level 3 inputs as of the issuance date on August 23, 2024. No changes in fair value of contingent consideration liability were recorded during the three months ended June 30, 2025, in the consolidated statements of operations and comprehensive loss as the initial fair value approximates the fair value as of June 30, 2025.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date and as of June 30, 2025:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.2%

The following table summarizes the carrying amounts and fair values of financial instruments:

			As of June 30, 2025		As of December 31, 2024
	Balance Sheet Classification	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	2	$791	$791	$1,539	$1,539
Foreign exchange contracts	Prepaid expenses and other current assets	2	3,378	3,378	—	—
Total assets			$4,169	$4,169	$1,539	$1,539
Liabilities:
Interest rate caps	Accrued expenses and other current liabilities	2	7,649	7,649	8,967	8,967
Interest rate caps	Other non-current liabilities	2	3,062	3,062	3,709	3,709
Contingent consideration - current	Accrued expenses and other current liabilities	3	7,000	7,000	7,000	7,000
Contingent consideration - non-current	Other non-current liabilities	3	8,150	8,150	8,150	8,150
Long-term debt, including current portion:
New 2024 Term Loan Facility	(1)	2	2,203,365	2,238,750	2,211,822	2,250,000
Total liabilities			$2,229,226	$2,264,611	$2,239,648	$2,277,826

(1)
The carrying amount of debt instruments is presented net of the debt issuance costs, premium and discount. Refer to Note 8, “Long-Term Debt”, for gross carrying amounts

The gains (losses) on the Company’s derivative instruments were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Classification	2025	2024	2025	2024
		(in thousands)		(in thousands)
Amount of gain (loss) recognized in net income:
Interest rate swaps	Interest expense	$621	$1,634	$1,242	$6,821
Interest rate caps	Interest expense	(2,769)	538	(5,468)	922
Foreign exchange contracts	Selling, general and administrative expense	680	193	680	413
Total gain (loss) in net income		$(1,468)	$2,365	$(3,546)	$8,156
Amount of gain (loss) recognized in other comprehensive income (loss):
Interest rate swaps	Cash flow hedge gain	$504	$1,536	$495	$6,339
Interest rate caps	Cash flow hedge (loss) gain	(936)	1,530	(3,560)	6,906
Foreign exchange contracts	Cash flow hedge gain (loss)	4,058	345	4,058	(272)
Total gain recognized in other comprehensive income		$3,626	$3,411	$993	$12,973

NOTE 17: DERIVATIVES AND HEDGING

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

During the three and six months ended June 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with its long-term debt agreements.

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
(2)
The interest rate was amended on June 29, 2023 from LIBOR (2.47%) to SOFR (2.41%).

Interest-rate cap agreements:

Aggregate Notional Amount		Effective Date	Maturity Date	Interest - Rate
(In thousands)
$1,500,000	(1)	March 31, 2023	September 30, 2025	Capped SOFR rate of 4.45% (2)
$1,500,000		September 30, 2025	December 31, 2026	Capped SOFR rate of 5.00%

(1)
The original interest-rate cap agreement, dated November 30, 2022, has an initial notional amount of $500.0 million, increasing to $1,000.0 million on March 31, 2023, and increasing to $1,500.0 million on March 28, 2024.
(2)
The interest rate was amended on June 29, 2023 from LIBOR (4.50%) to SOFR (4.45%).

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As of June 30, 2025		As of December 31, 2024
	Asset	Liability	Asset	Liability
	(in thousands)
Interest-rate swap agreements	$791	$—	$1,539	$—
Interest-rate cap agreements	—	10,711	—	12,676
Net derivatives as classified in the consolidated balance sheets	$791	$10,711	$1,539	$12,676

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

The Company enters into short-term foreign exchange contracts throughout the year designated as a cash flow hedge to manage the exposure to changes in the exchange rate on its Canadian and United Kingdom payroll costs, requiring the Company to buy a notional amount of Canadian dollars and British Pounds Sterling. The contracts require the Company to buy a notional amount of the foreign currency at a set rate weekly from a reference date to maturity date, or until a maximum value is reached.

On April 7, 2025, the Company entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD 136.5 million maturing on December 31, 2025. Previously, the Company had one foreign currency contract that was entered on April 12, 2024 at a notional value of GBP 17.5 million and matured on December 31, 2024.

NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2024	$(8,410)	$—	$—	$(3,012)	$(11,422)
Other comprehensive loss before Reclassifications, net of income tax	(2,006)	—	—	—	(2,006)
Amounts reclassified from accumulated other comprehensive income	1,582	—	—	—	1,582
Net other comprehensive loss	(424)	—	—	—	(424)
Balance, March 31, 2025	(8,834)	—	—	(3,012)	(11,846)
Other comprehensive gain (loss) before reclassifications, net of income tax	(329)	2,963	—	—	2,634
Amounts reclassified from accumulated other comprehensive income (loss)	1,635	(497)	—	—	1,138
Net other comprehensive income	1,306	2,466	—	—	3,772
Balance, June 30, 2025	$(7,528)	$2,466	$—	$(3,012)	$(8,074)

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2023	$(4,746)	$673	$367	$(3,256)	$(6,962)
Other comprehensive gain (loss) before reclassifications, net of income tax	8,041	(450)	(234)	—	7,357
Amounts reclassified from accumulated other comprehensive loss	(4,402)	(160)	—	—	(4,562)
Net other comprehensive income (loss)	3,639	(610)	(234)	—	2,795
Balance, March 31, 2024	(1,107)	63	133	(3,256)	(4,167)
Other comprehensive gain (loss) before reclassifications, net of income tax	2,423	251	(88)	—	2,586
Amounts reclassified from accumulated other comprehensive loss	(1,715)	(141)	—	—	(1,856)
Net other comprehensive income (loss)	708	110	(88)	—	730
Balance, June 30, 2024	$(399)	$173	$45	$(3,256)	$(3,437)

NOTE 19: SEGMENT INFORMATION

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

The Company’s CODM is regularly provided and evaluates the performance of the Company’s segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability and is used to evaluate the operating performance of the Company’s segments and for planning and forecasting purposes, including the allocation of resources and capital.

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

The Company’s Component Repair Services segment provides engine component and accessory repairs to the Commercial Aerospace, Military & Helicopter, and Other, including land and marine, and oil and gas end markets. Revenue in the Component Repair Services segment is derived from the engine piece part and accessory repairs that the Company performs, repair development engineering and other related services, and some engine new part manufacturing. Cost of revenue consists primarily of cost of materials, direct labor and overhead.

The Company’s segment disclosure includes intersegment revenues, which primarily consist of subcontract services between segments. The revenue and corresponding cost of revenue are eliminated on consolidation. The elimination of such intersegment transactions is included within intersegment revenue in the table below. The revenue is eliminated with the segment receiving the subcontract services. The segment providing services retains revenue while the segment receiving the services records the elimination.

The Company does not report total assets by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions or allocate resources based on assets.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2, Summary of Significant Accounting Policies).

Selected financial information for each segment is as follows:

	Three months ended June 30, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,373,701	$155,242	$1,528,943
Intersegment revenue	(23,024)	23,024	-
Total segment revenue	1,350,677	178,266	1,528,943
Other segment items (1)	1,172,168	126,626	1,298,794
Segment Adjusted EBITDA	$178,509	$51,640	$230,149
Corporate (2)			25,512
Depreciation and amortization			48,547
Interest expense			43,835
Business transformation costs (LEAP and CFM) (3)			5,264
Non-cash stock compensation expense			3,830
Integration costs and severance (4)			1,360
Other (5)			10,066
Profit before tax			$91,735

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling general and administrative expenses.
(2)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Corporate Supply Chain and Corporate Engineering Services finance, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company’s debt.
(3)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of the Company’s CFM56 capabilities into Dallas, Texas.
(4)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.

(5)
Represents professional fees related to business transformation, secondary offering costs and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Six months ended June 30, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$2,659,977	$304,554	$2,964,531
Intersegment revenue	(40,987)	40,987	—
Total segment revenue	2,618,990	345,541	2,964,531
Other segment items (1)	2,266,472	246,540	2,513,012
Segment Adjusted EBITDA	$352,518	$99,001	$451,519
Corporate (2)			48,655
Depreciation and amortization			97,223
Interest expense			87,626
Business transformation costs (LEAP and CFM) (3)			18,181
Non-cash stock compensation expense			5,875
Integration costs and severance (4)			2,740
Other (5)			14,352
Profit before tax			176,867

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling general and administrative expenses.
(2)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Corporate Supply Chain and Corporate Engineering Services finance, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company’s debt.
(3)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of the Company’s CFM56 capabilities into Dallas, Texas.
(4)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(5)
Represents professional fees related to business transformation, secondary offering costs and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Three months ended June 30, 2024
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,226,658	$120,540	$1,347,198
Intersegment revenue	(15,197)	15,197	—
Total segment revenue	1,211,461	135,737	1,347,198
Other segment items (1)	1,057,774	101,209	1,158,983
Segment Adjusted EBITDA	$153,687	$34,528	$188,215
Corporate (2)			17,833
Depreciation and amortization			45,499
Interest expense			78,051
Business transformation costs (LEAP and CFM) (3)			12,847
Refinancing costs			655
Integration costs and severance (4)			327
Other (5)			6,632
Profit before tax			$26,371

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling general and administrative expenses.
(2)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Corporate Supply Chain and Corporate Engineering Services finance, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company’s debt.
(3)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of the Company’s CFM56 capabilities into Dallas, Texas.
(4)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(5)
Represents quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Six months ended June 30, 2024
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$2,338,377	$244,544	$2,582,921
Intersegment revenue	(29,524)	29,524	—
Total segment revenue	2,308,853	274,068	2,582,921
Other segment items (1)	2,005,172	203,758	2,208,930
Segment Adjusted EBITDA	$303,681	$70,310	$373,991
Corporate (2)			38,041
Depreciation and amortization			92,876
Interest expense			155,599
Business transformation costs (LEAP and CFM) (3)			23,091
Refinancing costs			4,938
Loss on debt extinguishment			3,577
Integration costs and severance (4)			617
Other (5)			8,782
Profit before tax			$46,470

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling general and administrative expenses.
(2)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Corporate Supply Chain and Corporate Engineering Services finance, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company’s debt.
(3)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of the Company’s CFM56 capabilities into Dallas, Texas.
(4)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(5)
Represents quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
United States	$817,941	$800,961	$1,652,600	$1,516,745
United Kingdom	132,872	151,795	267,449	308,217
Canada	210,560	170,016	386,614	295,570
Rest of Europe (1)	124,241	87,503	241,688	183,451
Asia (1)	130,418	52,125	212,892	114,232
Rest of the world (1)	112,911	84,798	203,288	164,706
Total revenue	$1,528,943	$1,347,198	$2,964,531	$2,582,921

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 3% of total revenue for the three and six months ended June 30, 2025 and 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our 2024 Form 10-K. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties you should review about our business. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Cautionary Note Regarding Forward-Looking Statements” section of this Quarterly Report and the “Risk Factors” section of our 2024 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “we,” “us,” and “our” refer to StandardAero, Inc. and its subsidiaries.

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

The number of aircraft in operation and the utilization of those aircraft are generally tied to global air travel over the long-term, which has historically grown in excess of gross domestic product driven by secular tailwinds such as globalization, rising middle class population and wealth, increasing demand for leisure travel, growth in corporate earnings and e-commerce and technological advancements in aviation. The age and utilization of the existing installed base have increased as supply chain issues and regulatory constraints delay the delivery of new aircraft. Engine aftermarket services demand is also expected to further increase through the remainder of the decade due to upcoming shop visits resulting from a large number of engines delivered in the 2010s continuing to age and entering prime maintenance periods. In the military and helicopter end market, ongoing geopolitical tensions continue to drive significant defense investment. In the business aviation end market, this strong fleet growth is expected to drive a continued increase in demand for business jet engine maintenance services.

While the recent supply chain disruptions across our end markets are causing older aircraft and engines to remain in service longer and increasing their maintenance demand, our business also depends on maintaining a sufficient supply of parts, components and raw materials to meet the requirements of our customers. In recent years, we have experienced supply chain delays that impacted the availability of parts and ultimately engine throughput across all of our end markets. Any disruption to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support to our customers timely and efficiently and may increase our working capital as we wait for parts for the engines we service. Any such disruptions could adversely affect our business, results of operations and financial condition. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Industry—We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition” in our 2024 Form 10-K. In addition, the Company continues to closely monitor the implementation of tariffs, which has the potential to disrupt global trade and existing supply chains and impose additional costs on our business. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products or services, this could lead to decreased demand for our products and services, which would negatively impact our results of operations, cash flows, and financial condition. While tariff levels and related trade actions remain fluid, we expect to pass associated cost increases through to customers where possible, though timing delays may impact margins. However, factors such as the Company’s operations and supply chains, which are primarily located in regions where our products are sold, along with the applicability of the United States-Mexico-Canada Agreement, help reduce our exposure to trade disruptions, but there can be no assurance that these factors, or our pricing actions, will be effective mitigants given the uncertain environment. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Industry—United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” in our 2024 Form 10-K.

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

March Secondary Offering

In March 2025, two of the Company’s stockholders (the “Selling Stockholders”), affiliates of The Carlyle Group Inc. (“Carlyle”) and GIC Private Limited (“GIC”), completed a public offering of an aggregate of 36,000,000 shares of Common Stock at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company.

May Secondary Offering

In May 2025, the Selling Stockholders completed a public offering of an aggregate of 34,500,000 shares of Common Stock (including full exercise by the underwriters of their option to purchase up to an additional 4,500,000 shares) at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company. As of June 30, 2025, Carlyle and GIC own approximately 45.6% and 10.3% of our outstanding Common Stock, respectively.

Business Combinations

To continue to grow our business, we are continually acquiring and investing in companies that share our common goal of providing the market with aftermarket services across multiple engine platforms.

On August 23, 2024, we acquired Aero Turbine, Inc. (“Aero Turbine”), a provider of engine component repair and other value-added engine aftermarket services for U.S. and international customers for an estimated purchase price of approximately $132.0 million, comprising an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026, subject to post-closing adjustments. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The acquisition was funded with borrowings under the ABL Credit Facility, which was repaid on September 6, 2024 with incremental borrowings from the Prior 2024 Term Loan B-1 Facility and the Prior 2024 Term Loan B-2 Facility.

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

The following table presents a reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA Margin, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net income	$67,713	$5,404	$130,656	$8,591
Income tax expense	24,022	20,967	46,211	37,879
Depreciation and amortization	48,547	45,499	97,223	92,876
Interest expense	43,835	78,051	87,626	155,599
Business transformation costs (LEAP and CFM) (1)	5,264	12,847	18,181	23,091
Refinancing costs	—	655	—	4,938
Loss on debt extinguishment	—	—	—	3,577
Non-cash stock compensation expense	3,830	—	5,875	—
Integration costs and severance (2)	1,360	327	2,740	617
Secondary offering costs	3,860	—	3,860	—
Other (3)	6,206	6,632	10,492	8,782
Adjusted EBITDA	$204,637	$170,382	$402,864	$335,950
Revenue	$1,528,943	$1,347,198	$2,964,531	$2,582,921
Net income margin	4.4%	0.4%	4.4%	0.3%
Adjusted EBITDA Margin	13.4%	12.6%	13.6%	13.0%

(1)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of the Company’s CFM56 capabilities into Dallas, Texas.
(2)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(3)
Represents other non-recurring costs including professional fees related to business transformation and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and other non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, "Related Party Transactions" to the Company’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our consolidated statements of operations data for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$1,528,943	$1,347,198	$181,745	13.5%
Cost of revenue	1,292,768	1,162,592	130,176	11.2%
Selling, general and administrative expense	76,002	56,236	19,766	35.1%
Amortization of intangible assets	24,603	23,293	1,310	5.6%
Operating income	135,570	105,077	30,493	29.0%
Interest expense	43,835	78,051	(34,216)	(43.8)%
Refinancing costs	—	655	(655)	(100.0)%
Income before income taxes	91,735	26,371	65,364	247.9%
Income tax expense	24,022	20,967	3,055	14.6%
Net income	$67,713	$5,404	$62,309	1,153.0%

Revenue. Revenue increased $181.7 million, or 13.5%, to $1,528.9 million for the three months ended June 30, 2025 from $1,347.2 million for the three months ended June 30, 2024. The increase was driven by both the Engine Services and Component Repair Services segments, with continued strength across the commercial aerospace and business aviation end markets, which increased 13.7% and 8.9%, respectively, compared to the three months ended June 30, 2024. The military and helicopter end market increased 11.7% compared to the prior year period, driven by the contribution of the acquisition of Aero Turbine on August 23, 2024, during the three months ended June 30, 2025.

Cost of revenue. Cost of revenue increased $130.2 million, or 11.2%, to $1,292.8 million for the three months ended June 30, 2025 from $1,162.6 million for the three months ended June 30, 2024. This increase was driven by a growth in volumes, which drove higher material and direct labor expenses, as well as increased other overhead costs directly related to the performance of aftermarket services, in addition to the cost of revenue attributable to the acquisition of Aero Turbine on August 23, 2024.

The following table sets forth our total cost of revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Material	$918,799	$848,065
Labor	286,807	234,473
Other	87,162	80,054
Total cost of revenue	$1,292,768	$1,162,592

Selling, general and administrative expense. SG&A expense was $76.0 million and $56.2 million for the three months ended June 30, 2025 and 2024, respectively, and was 5.0% and 4.2% of revenue for the three months ended June 30, 2025 and 2024, respectively. The $19.8 million increase in SG&A expense was primarily due to a $7.5 million increase in personnel costs largely attributable to our transition to a public company, in addition to $3.8 million in stock compensation expense and a $3.5 million loss on disposals in the current period with no similar charges incurred in the prior year period, and a one time legal settlement in the prior year period with a benefit of $4.0 million.

Amortization of intangible assets. Amortization of intangible assets was $24.6 million and $23.3 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.3 million, or 5.6%, was primarily driven by the intangible assets allocated to customer relationships resulting from the Aero Turbine acquisition on August 23, 2024.

Interest expense. Interest expense decreased $34.2 million or 43.8% from $78.1 million for the three months ended June 30, 2024 to $43.8 million for the three months ended June 30, 2025. This decrease in interest expense was largely driven by (i) the repayment of the Prior Senior Notes in full on October 3, 2024 concurrent with the Company’s IPO, and (ii) entrance into the New Credit Agreement on October 31, 2024 providing for the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility and the use of the proceeds to repay in full amounts outstanding under the Prior Credit Agreement and the Prior ABL Credit Agreement, terminating each of the debt facilities thereunder, and resulting in a weighted average interest rate of borrowings for the three months ended June 30, 2025 of 6.8% compared to 8.9% for the three months ended June 30, 2024. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $0.7 million associated with the modified portion of the Prior Credit Agreement amendment were incurred during the three months ended June 30, 2024 with no similar charges in the current year.

Income tax expense. Income tax expense was $24.0 million for the three months ended June 30, 2025, as compared to $21.0 million for the three months ended June 30, 2024. This was an increase of $3.0 million, or 14.6%. This increase in tax expense was due to the mix of forecasted earnings, which in 2025 resulted in full year forecasted U.S. pre-tax income, as opposed to a U.S. forecasted pre-tax loss in 2024.The tax expense, and corresponding effective tax rates for the three months ended June 30, 2025 and 2024, were higher than the statutory rate of 21.0% primarily due to the Global Intangible Low-taxed Income (“GILTI”) provision which was enacted in 2017 as part of the Tax Cuts and Jobs Act. Further, for the three months ended June 30, 2024, the partial valuation allowance recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Internal Revenue Code also was a driver of the effective tax rate exceeding the statutory rate.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our consolidated statements of operations data for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$2,964,531	$2,582,921	$381,610	14.8%
Cost of revenue	2,510,626	2,216,904	293,722	13.2%
Selling, general and administrative expense	140,477	108,848	31,629	29.1%
Amortization of intangible assets	48,935	46,585	2,350	5.0%
Operating income	264,493	210,584	53,909	25.6%
Interest expense	87,626	155,599	(67,973)	(43.7)%
Refinancing costs	—	4,938	(4,938)	(100.0)%
Loss on debt extinguishment	—	3,577	(3,577)	(100.0)%
Income before income taxes	176,867	46,470	130,397	280.6%
Income tax expense	46,211	37,879	8,332	22.0%
Net income	$130,656	$8,591	$122,065	1,420.8%

Revenue. Revenue increased $381.6 million, or 14.8%, to $2,964.5 million for the six months ended June 30, 2025 from $2,582.9 million for the six months ended June 30, 2024. The increase was driven by both the Engine Services and Component Repair Services segments, with continued strength across the commercial aerospace and business aviation end markets, which increased 15.8% and 10.8%, respectively, compared to the prior year period. The military and helicopter end market increased 10.9% compared to the prior year period, driven by the contribution of the acquisition of Aero Turbine on August 23, 2024, which was partially offset by timing of lighter work scope shop visits during the three months ended March 31, 2025.

Cost of revenue. Cost of revenue increased $293.7 million, or 13.2%, to $2,510.6 million for the six months ended June 30, 2025 from $2,216.9 million for the six months ended June 30, 2024. This increase was driven by a growth in volumes, which drove higher material and direct labor expenses, as well as increased other overhead costs directly related to the performance of aftermarket services, in addition to the cost of revenue attributable to the acquisition of Aero Turbine on August 23, 2024.

The following table sets forth our total cost of revenue for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Material	$1,784,029	$1,600,974
Labor	550,850	450,401
Other	175,747	165,529
Total cost of revenue	$2,510,626	$2,216,904

Selling, general and administrative expense. SG&A expense was $140.5 million and $108.8 million for the six months ended June 30, 2025 and 2024, respectively, and was 4.7% and 4.2% of revenue for the six months ended June 30, 2025 and 2024, respectively. The $31.6 million increase in SG&A expense was primarily due to a $12.0 million increase in personnel costs and a $4.0 million increase in professional fees largely attributable to our transition to a public company, in addition to $5.9 million in stock compensation expense and a $3.5 million loss on disposals in the current period with no similar charges incurred in the prior year period, and a one time legal settlement in the prior year period with a benefit of $4.0 million.

Amortization of intangible assets. Amortization of intangible assets was $48.9 million and $46.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $2.3 million, or 5.0%, was primarily driven by the intangible assets allocated to customer relationships resulting from the Aero Turbine acquisition on August 23, 2024.

Interest expense. Interest expense decreased $68.0 million, or 43.7%, from $155.6 million for the six months ended June 30, 2024 to $87.6 million for the six months ended June 30, 2025. This decrease in interest expense was largely driven by (i) the repayment of the Prior Senior Notes in full on October 3, 2024 concurrent with the Company’s IPO, and (ii) entrance into the New Credit Agreement on October 31, 2024 providing for the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility and the use of the proceeds to repay in full amounts outstanding under the Prior Credit Agreement and the Prior ABL Credit Agreement, terminating each of the debt facilities thereunder, and, resulting in a weighted average interest rate of borrowings for the six months ended June 30, 2025 of 6.9% compared to 8.9% for the six months ended June 30, 2024. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $4.9 million associated with the modified portion of the Prior Credit Agreement amendment were incurred during the six months ended June 30, 2024 with no similar charges incurred in the current year.

Loss on debt extinguishments. A $3.6 million loss on debt extinguishments was recorded during the six months ended June 30, 2024 due to the write-off of unamortized deferred finance charges and debt discount related to the extinguished portion of the Prior 2023 Term Loan Facilities and redeemed portion of the Prior Senior Notes related to the refinancing activity with no similar charges incurred in the current year.

Income tax expense. Income tax expense was $46.2 million for the six months ended June 30, 2025, as compared to $37.9 million for the six months ended June 30, 2024. This was an increase $8.3 million, or 22.0%. This increase in tax expense was due to the mix of forecasted earnings, which in 2025 resulted in full year forecasted U.S. pre-tax income, as opposed to a U.S. forecasted pre-tax loss in 2024. Additionally, year to date income before taxes for the six months ended June 30, 2025 increased to $176.9 million as compared to $46.5 million for the six months ended June 30, 2024. The tax expense, and corresponding effective tax rates for the six months ended June 30, 2025 were higher than the statutory rate of 21.0% primarily due to the GILTI provision which was enacted in 2017 as part of the Tax Cuts and Jobs Act. Further, for the six months ended June 30, 2024, the partial valuation allowance recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Internal Revenue Code was also a driver of the effective tax rate exceeding the statutory rate.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Engine Services
Segment Revenue	$1,350,677	$1,211,461	$2,618,990	$2,308,853
Segment Adjusted EBITDA	$178,509	$153,687	$352,518	$303,681
Segment Adjusted EBITDA Margin	13.2%	12.7%	13.5%	13.2%
Component Repair Services
Segment Revenue	$178,266	$135,737	$345,541	$274,068
Segment Adjusted EBITDA	$51,640	$34,528	$99,001	$70,310
Segment Adjusted EBITDA Margin	29.0%	25.4%	28.7%	25.7%

For a discussion of Segment Adjusted EBITDA, see Note 19, "Segment Information" to our condensed consolidated financial statements included in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2025 and 2024 Engine Services

Engine Services segment revenue increased $139.2 million, or 11.5%, to $1,350.7 million for the three months ended June 30, 2025, compared to the prior year period. The increase was primarily due to robust aftermarket activity across key established platforms and an accelerating production ramp on growth programs in commercial aerospace, as well as strong performance in business aviation.

Engine Services Segment Adjusted EBITDA increased $24.8 million, or 16.2%, to $178.5 million for the three months ended June 30, 2025, from $153.7 million for the prior year period. The increase in Engine Services Segment Adjusted EBITDA was primarily driven by favorable product mix, volume growth, pricing and improved productivity.

Component Repair Services

Component Repair Services segment revenue increased $42.5 million, or 31.3%, to $178.3 million for the three months ended June 30, 2025, compared to the prior year period. The revenue increase was primary attributable to our growth platforms, our Land & Marine business, the contribution of $27.3 million from the Aero Turbine acquisition, and robust underlying demand across our served platforms.

Component Repair Services Segment Adjusted EBITDA increased $17.1 million, or 49.6%, to $51.6 million for the three months ended June 30, 2025, from $34.5 million for the three months ended June 30, 2024. The increase reflects continued margin expansion from the Aero Turbine acquisition, as well as volume, pricing and favorable mix.

Comparison of the Six Months Ended June 30, 2025 and 2024

Engine Services

Engine Services segment revenue increased $310.1 million, or 13.4%, to $2,618.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Revenue increases in our commercial aerospace and business aviation end markets were driven by robust aftermarket activity across key established platforms and an accelerating production ramp on growth programs in commercial aerospace, as well as strong performance in business aviation.

Engine Services Segment Adjusted EBITDA increased $48.8 million, or 16.1%, to $352.5 million for the six months ended June 30, 2025, from $303.7 million for the six months ended June 30, 2024. The increase in Engine Services Segment Adjusted EBITDA was primarily driven by favorable product mix, volume growth, pricing and improved productivity.

Component Repair Services

Component Repair Services segment revenue increased $71.5 million, or 26.1%, to $345.5 million for the six months ended June 30, 2025, compared to six months ended June 30, 2024. Revenue growth was primarily attributable to our growth platforms, our Land & Marine business, the contribution of $49.2 million of revenue attributable to the acquisition of Aero Turbine on August 23, 2024, as well as volume and favorable mix. This growth was partially offset by facility consolidations and the timing of customer shipments during the three months ended March 31, 2025.

Component Repair Services Segment Adjusted EBITDA increased $28.7 million, or 40.8%, to $99.0 million for the six months ended June 30, 2025, from $70.3 million for the six months ended June 30, 2024. The increase was primarily due to continued margin expansion from the Aero Turbine acquisition, as well as volume, pricing and favorable mix.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
Cash	$91,513	$102,581
Net working capital (total current assets less total current liabilities)	1,483,787	1,211,590
Total debt (including current portion) (1)	2,318,592	2,231,426
Total stockholders' equity	2,513,283	2,373,404

(1)
Includes unamortized discounts of $20.8 million and $22.5 million as of June 30, 2025 and December 31, 2024, respectively, and unamortized deferred finance charges of $14.6 million and $15.7 million as of June 30, 2025 and December 31, 2024, respectively.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of June 30, 2025, we had $715.5 million of available liquidity, consisting of $91.5 million cash on hand and, $639.0 million available under the New 2024 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and the New 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the foreseeable future. See Note 8, “Long-Term Debt” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of June 30, 2025 and December 31, 2024, our debt outstanding consisted of the following:

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
New 2024 Term Loan Facilities	$2,238,750	$2,250,000
New 2024 Revolving Credit Facility	95,000	—
Finance leases	19,050	18,375
Other	1,177	1,230
	2,353,977	2,269,605
Less: Current portion	(23,461)	(23,449)
Unamortized discounts	(20,813)	(22,456)
Unamortized deferred finance charges	(14,572)	(15,723)
Long-term debt	$2,295,131	$2,207,977

As of June 30, 2025, we had the following debt agreements:

•
The New 2024 Term Loan Facilities under the New Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,238.8 million, maturing on October 31, 2031.
•
The $750.0 million New 2024 Revolving Credit Facility under the New Credit Agreement, under which we had outstanding indebtedness of $95.0 million.
•
$20.2 million in finance leases and other debt.

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

The New Credit Agreement contains certain financial reporting covenants that require us to present periodic financial metrics to our lenders. One such financial reporting metric is Consolidated EBITDA as defined in the New Credit Agreement. The definition of Consolidated EBITDA utilized for these debt reporting covenants differs from the definition of Adjusted EBITDA presented in this Quarterly Report in that it represents Adjusted EBITDA as further adjusted for certain additional items as defined in the New Credit Agreement. The table below highlights the differences between Adjusted EBITDA presented in this Quarterly Report and Consolidated EBITDA presented to our creditors:

Increases from Adjusted EBITDA to Consolidated EBITDA	Amount
(in thousands)
Last twelve months ended June 30, 2025	$10,405
Last twelve months ended June 30, 2024	$5,288

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

As of June 30, 2025, we were in compliance with the covenants in the New Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Consolidated statements of cash flows data:	(in thousands)
Net cash used in operating activities	$(21,103)	$(18,154)
Net cash used in investing activities	(72,371)	(44,776)
Net cash provided by financing activities	81,714	65,912
Effect of exchange rate changes on cash	692	(690)
Net (decrease) increase in cash	(11,068)	2,292
Cash at beginning of period	102,581	57,982
Cash at end of period	$91,513	$60,274

Six Months Ended June 30, 2025

Net cash used in operating activities for the six months ended June 30, 2025 was $21.1 million. The factors affecting our operating cash flows during the period included net income of $130.7 million and non-cash charges of $99.5 million, partially offset by a $251.3 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $97.2 million in depreciation and amortization and $5.9 million in stock compensation expense, partially offset by a $11.6 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the six months ended June 30, 2025 of $72.4 million primarily consisted of $47.3 million of purchases of property, plant and equipment, rental engines and $30.0 million in payment of our licensing agreement acquired during the year ended December 2024.

Net cash provided by financing activities for the six months ended June 30, 2025 of $81.7 million was primarily attributable to the proceeds from long-term debt of $345.0 million, offset by $261.8 million in repayments of long-term debt.

Six Months Ended June 30, 2024

Net cash used in operating activities for the six months ended June 30, 2024 was $18.2 million. The factors affecting our operating cash flows during the period included net income of $8.6 million, offset by non-cash charges of $96.3 million and a $123.1 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $92.9 million in depreciation and amortization and a $6.9 million decrease in deferred income taxes.

Net cash used in investing activities for the three months ended June 30, 2024 of $44.8 million primarily consisted of $45.1 million of purchases of property, plant and equipment and rental engines.

Net cash provided by financing activities for the six months ended June 30, 2024 of $65.9 million was primarily attributable to the proceeds from long-term debt of $436.0 million, offset by $368.4 million in repayments of long-term debt.

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

We describe our critical accounting estimates used in the preparation of our consolidated financial statements in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” in our 2024 Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The New Credit Agreements are subject to interest rate risk. Borrowings under the New Senior Secured Credit Facilities bear interest at a floating rate per annum which can be, at our option:

(a)
a Term Secured Overnight Financing Rate (“SOFR”) based rate for U.S. Dollar denominated loans under the Credit Facilities (subject to a 0.00% floor), plus an applicable margin ranging from (x) 2.00% to 2.25% in the case of the New 2024 Term Loan Facilities, and (y) 1.50% to 2.00% in the case of the New 2024 Revolving Credit Facility;
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

Currency Risk

Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we use foreign exchange contracts. On April 7, 2025, we entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD 136.5 million maturing on December 31, 2025. Approximately $37.7 million, or 2.5%, and $33.7 million, or 2.5%, of revenue for the three months ended June 30, 2025 and 2024, respectively, and $72.7 million, or 2.4%, and $79.5 million, or 3.1% of revenue for the six months ended June 30, 2025 and 2024, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $0.1 million loss and a $0.3 million gain for the three months ended June 30, 2025 and 2024, respectively, and a $0.4 million loss and a $1.0 million gain for the six months ended June 30, 2025 and 2024, respectively. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting described below.

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

These material weaknesses resulted in immaterial corrections, as well as immaterial unrecorded errors to various accounts and disclosures in the Company's consolidated financial statements for the year ended December 31, 2024 and condensed consolidated financial information for the quarter ended March 31, 2025. These material weaknesses could also result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation pursuant to during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c)
Insider Trading Arrangements and Policies.

The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Alexander Trapp Chief Strategy Officer	6/11/2025	9/18/2026	Covers the sale of up to 46,320 shares of common stock

Marc Drobny President, Engine Services-Military, Helicopters & Energy	6/11/2025	9/18/2026	Covers the sale of up to 90,626 shares of common stock

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of StandardAero, Inc.	8-K	001-42298	3.1	10/3/2024
3.2	Amended and Restated Bylaws of StandardAero, Inc.	8-K	001-42298	3.2	10/3/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

StandardAero, Inc.

Date: August 14, 2025	By:	/s/Russell Ford
Russell Ford
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Daniel Satterfield
Daniel Satterfield
Chief Financial Officer
(Principal Financial Officer)