Form 10-Q
period 2025-09-30
StandardAero, Inc.
filed 2025-11-10
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 334,470,264 shares of common stock, $0.01 par value per share, outstanding.

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
•
the term “New Credit Agreement” refers to that certain New Credit Agreement (as amended, restated, modified and/or supplemented from time to time), dated as of October 31, 2024, governing the New Senior Secured Credit Facilities;
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
•
the term “Prior 2024 Term Loan B-2 Facility” refers to the senior secured dollar term loan B facility in an original aggregate principal amount of approximately $768.6 million;
•
the term “Prior 2024 Term Loan Facilities” refers collectively to the Prior 2024 Term B-1 Loan Facility and the 2024 Term Loan B-2 Facility;
•
the term “Prior ABL Credit Agreement” refers to that certain ABL Credit Agreement (as amended, restated, modified and/or supplemented from time to time), dated as of April 4, 2019, governing the Prior ABL Credit Facility;
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
•
the term “Prior Senior Notes” refers to the $475.5 million aggregate principal amount of Senior Unsecured PIK Toggle Notes due 2027 issued by Dynasty Acquisition pursuant to the Prior Indenture;
•
the term “Prior Senior Secured Credit Agreements” refers, collectively, to (i) the Prior Credit Agreement and (ii) the Prior ABL Credit Agreement;
•
the term “Prior Senior Secured Credit Facilities” refers, collectively, to (i) the Prior Credit Facilities and (ii) the Prior ABL Credit Facility;
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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, risks related to conditions that affect the commercial and business aviation industries; decreases in budget, spending or outsourcing by our military end-users; risks from any supply chain disruptions or loss of key suppliers; increased costs of labor, equipment, raw materials, freight and utilities due to inflation; future outbreaks of infectious diseases; risks related to competition in the market in which we participate; loss of an OEM authorization or license; risks related to a significant portion of our revenue being derived from a small number of customers; our ability to remediate effectively the material weaknesses identified in our internal control over financial reporting; our ability to respond to changes in GAAP; our or our third-party partners' failure to protect confidential information; data security incidents or disruptions to our IT systems and capabilities; our ability to comply with laws relating to the handling of personal information; changes to, and the impact of, U.S. tariff and import/export regulations; failure to maintain our regulatory approvals; risks relating to our operations outside of North America; failure to comply with government procurement laws and regulations; any work stoppage, hiring, retention or succession issues with our senior management team and employees; any strains on our resources due to the requirements of being a public company; risks related to our substantial indebtedness; risks related to the ownership of our common stock, including the fact that Carlyle owns a significant amount of our voting power; and other factors set forth under “Risk Factors” elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STANDARDAERO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share figures)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$97,503	$102,581
Accounts receivable (less allowance for expected credit losses of $14,157 and $15,455, respectively)	703,248	580,668
Contract assets, net	1,125,500	915,200
Inventories	956,731	847,018
Prepaid expenses and other current assets	50,292	29,707
Income tax receivable	28,004	9,960
Total current assets	2,961,278	2,485,134
Property, plant and equipment, net	579,738	568,607
Operating lease right of use asset, net	221,057	172,206
Customer relationships, net	941,673	1,004,701
Other intangible assets, net	256,482	291,487
Goodwill	1,684,255	1,685,970
Other assets	3,695	4,417
Deferred income tax assets	1,079	1,079
Total assets	$6,649,257	$6,213,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$711,693	$645,701
Accrued expenses and other current liabilities	92,831	99,572
Accrued employee costs	80,527	79,134
Operating lease liabilities, current	20,563	17,663
Due to related parties	870	1,345
Contract liabilities	428,658	400,025
Income taxes payable, current	—	6,655
Long-term debt, current portion	23,482	23,449
Total current liabilities	1,358,624	1,273,544
Long-term debt	2,305,360	2,207,977
Operating lease liabilities, non-current	211,425	164,224
Deferred income tax liabilities	170,286	169,824
Other non-current liabilities	18,614	24,628
Total liabilities	4,064,309	3,840,197
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,470,264 and 334,461,630 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	3,345	3,345
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,954,819	3,944,802
Accumulated deficit	(1,364,545)	(1,563,321)
Accumulated other comprehensive loss	(8,671)	(11,422)
Total stockholders' equity	2,584,948	2,373,404
Total liabilities and stockholders' equity	$6,649,257	$6,213,601

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,497,962	$1,244,627	$4,462,493	$3,827,548
Cost of revenue	1,274,803	1,058,396	3,785,429	3,275,300
Selling, general and administrative expense	60,944	62,895	201,421	171,744
Amortization of intangible assets	24,873	23,965	73,808	70,550
Acquisition costs	—	1,323	—	1,323
Operating income	137,342	98,048	401,835	308,631
Interest expense	44,566	79,898	132,192	235,496
Refinancing costs	—	1,503	—	6,441
Loss on debt extinguishment	—	—	—	3,577
Income before income taxes	92,776	16,647	269,643	63,117
Income tax expense	24,656	211	70,867	38,090
Net income	$68,120	$16,436	$198,776	$25,027
Earnings per share:
Basic	$0.21	$0.06	$0.61	$0.09
Diluted	$0.20	$0.06	$0.59	$0.09
Weighted-average common shares outstanding
Basic	328,453	275,175	328,446	275,175
Diluted	334,407	275,175	334,287	275,175

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$68,120	$16,436	$198,776	$25,027
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on cash flow hedge, net of income tax expense (benefit) of ($557) and ($2,603) for the three months ended September 30, 2025 and 2024, respectively, and ($192) and $105 for the nine months ended September 30, 2025 and 2024, respectively	(1,555)	(9,954)	(927)	311
Cash flow hedge gain (loss) reclassified to the statement of operations, net of income tax expense (benefit) of ($259) and $532, for the three months ended September 30, 2025 and 2024, respectively, and ($1,085) and $2,269 for the nine months ended September 30, 2025 and 2024, respectively	958	(1,923)	3,678	(8,341)
Foreign currency translation adjustment	—	475	—	153
Total other comprehensive income (loss)	(597)	(11,402)	2,751	(7,877)
Comprehensive income	$67,523	$5,034	$201,527	$17,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(In thousands, except share figures)

	For the nine months ended September 30, 2025
	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders' Equity
Balance as of December 31, 2024	334,461,630	$3,345	$3,944,802	$(1,563,321)	$(11,422)	$2,373,404
Net income	—	—	—	62,943	—	62,943
Share based compensation	—	—	2,045	—	—	2,045
Other comprehensive loss, net	—	—	—	—	(424)	(424)
Balance as of March 31, 2025	334,461,630	$3,345	$3,946,847	$(1,500,378)	$(11,846)	$2,437,968
Net income	—	—	—	67,713	—	67,713
Vesting of restricted stock	8,634	—	—	—	—	—
Share based compensation	—	—	3,830	—	—	3,830
Other comprehensive income, net	—	—	—	—	3,772	3,772
Balance as of June 30, 2025	334,470,264	$3,345	$3,950,677	$(1,432,665)	$(8,074)	$2,513,283
Net income	—	—	—	68,120	—	68,120
Vesting of restricted stock	—	—	—	—	—	—
Share based compensation	—	—	4,142	—	—	4,142
Other comprehensive loss, net	—	—	—	—	(597)	(597)
Balance as of September 30, 2025	334,470,264	$3,345	$3,954,819	$(1,364,545)	$(8,671)	$2,584,948

	For the nine months ended September 30, 2024
	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders' Equity
Balance as of December 31, 2023	281,211,630	$2,812	$2,725,157	$(1,574,295)	$(6,962)	$1,146,712
Net income	—	—	—	3,187	—	3,187
Other comprehensive income, net of tax	—	—	—	—	2,795	2,795
Balance as of March 31, 2024	281,211,630	$2,812	$2,725,157	$(1,571,108)	$(4,167)	$1,152,694
Net income	—	—	—	5,404	—	5,404
Other comprehensive income, net of tax	—	—	—	—	730	730
Balance as of June 30, 2024	281,211,630	$2,812	$2,725,157	$(1,565,704)	$(3,437)	$1,158,828
Net income	—	—	—	16,436	—	16,436
Other comprehensive loss, net of tax	—	—	—	—	(11,402)	(11,402)
Balance as of September 30, 2024	281,211,630	$2,812	$2,725,157	$(1,549,268)	$(14,839)	$1,163,862

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$198,776	$25,027
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	145,329	140,021
Amortization of deferred finance charges and discounts	4,912	9,989
Amortization of loss on derivative instruments	—	(304)
Amortization of interest cap premiums	8,287	7,078
Payment of interest rate cap premiums	(8,332)	(7,044)
Stock compensation expense	10,017	—
Loss on debt extinguishment	—	3,577
Loss (gain) from disposals, net	2,766	(17)
Non-cash lease expense	1,268	1,376
Deferred income taxes	(767)	(9,248)
Foreign exchange gain, net	(629)	(207)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(122,580)	(98,898)
Contract assets, net	(210,300)	1,749
Inventories, net	(109,713)	(69,437)
Prepaid expenses and other current assets	(21,150)	(10,041)
Accounts payable, accrued expenses and other current liabilities	92,353	54,271
Contract liabilities	28,633	(34,538)
Due to/from related parties	(475)	138
Income taxes payable and receivable	(24,699)	(45,511)
Net cash used in operating activities	(6,304)	(32,019)
Investing activities
Acquisitions, net of cash and other	1,285	(114,074)
Purchase of property, plant and equipment	(66,733)	(70,422)
Payments for purchase of intangible assets	(30,000)	(214)
Proceeds from disposal of property, plant and equipment	4,341	571
Net cash used in investing activities	(91,107)	(184,139)
Financing activities
Proceeds from long-term debt	545,000	765,000
Repayment of long-term debt	(452,573)	(555,032)
Payment of deferred financing charges	—	(391)
Repayments of long-term agreements	(1,503)	(466)
Net cash provided by financing activities	90,924	209,111
Effect of exchange rate changes on cash	1,409	330
Net decrease in cash	(5,078)	(6,717)
Cash at beginning of the period	102,581	57,982
Cash at end of the period	$97,503	$51,265
Supplemental cash flow information:
Supplemental disclosure of non-cash investing activities:
Contingent consideration for acquisition of ATI	$—	$15,150
Acquisition of property, plant and equipment, liability incurred but not paid	(1,185)	—

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

May Secondary Offering

In May 2025, the Selling Stockholders completed a public offering of an aggregate of 34,500,000 shares of Common Stock (including the full exercise by the underwriters of their option to purchase up to an additional 4,500,000 shares) at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company. As of September 30, 2025 Carlyle and GIC own approximately 45.6% and 10.3% of the Company’s outstanding Common Stock, respectively.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements - Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). This amendment modernizes the accounting guidance of how software is developed by eliminating project stages from capitalization criteria. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective, modified, or retrospective transition. Early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its consolidated financial statement disclosures.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the tax rate reconciliation and income taxes paid information. For public companies the amendments in this ASU are effective for annual periods beginning after December 15, 2024 and for all other entities the amendments are effective for annual periods beginning after December 15, 2025. The amendments should be applied on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

Other new pronouncements issued, but not effective until after September 30, 2025, are not expected to have a significant impact on the Company’s results of operations, financial condition, or liquidity.

NOTE 3: REVENUE RECOGNITION

Disaggregated revenue

The following table summarizes total revenue by the Company’s segments:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue:
Engine Services	$1,322,185	$1,090,309	$3,941,175	$3,399,162
Component Repair Services	175,777	154,318	521,318	428,386
Total revenue	$1,497,962	$1,244,627	$4,462,493	$3,827,548

The following table presents revenues from customers that contributed to more than 10% of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Customer A	14.3%	21.4%	15.3%	22.2%

The following table presents revenues from external customers by end market:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Commercial Aerospace	$848,604	$720,647	$2,603,552	$2,236,718
Military & Helicopter	273,229	225,596	803,052	703,548
Business Aviation	324,357	253,317	907,335	779,530
Other	51,772	45,067	148,554	107,752
	$1,497,962	$1,244,627	$4,462,493	$3,827,548

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

	September 30, 2025	December 31, 2024
	(in thousands)
Contract assets	$1,126,019	$915,940
Less: allowance for credit loss	(519)	(740)
Contract assets, net	$1,125,500	$915,200
Contract liabilities	$428,658	$400,025

Changes in contract assets and contract liabilities primarily result from the timing difference between the Company’s performance of services and payments from customers. The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $420.2 million and $400.0 million for the three and nine months ended September 30, 2025, respectively, and $276.7 million and $355.7 million for the three and nine months ended September 30, 2024, respectively.

Remaining performance obligations

As of September 30, 2025, the Company had approximately $325.1 million of remaining performance obligations, which primarily relate to the Company’s engine utilization contracts that are satisfied over multiple years. Of this amount, the Company expects approximately 30% to be satisfied over the next two years and the remainder thereafter. The expected timing of the satisfaction of performance obligations is dependent on the timing of the customer’s maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty. The Company excludes from its remaining performance obligation balance the value of remaining performance obligations for its fixed price and time & material contracts, as the performance obligations for these contracts generally have an original expected duration of one year or less.

NOTE 4: EARNINGS PER SHARE

As a result of the 103-for-one stock split and the Restructuring Transactions in 2024, the 281,211,630 shares of the Company’s Common Stock held were distributed to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. in an aggregate of 275,053,375 shares of Common Stock (of which 8,157 were restricted shares), and also to holders of Class B Units of Dynasty Parent Holdings, L.P. in an aggregate of 6,158,255 shares of Common Stock (of which 6,028,394 were restricted shares). For purposes of the computation of earnings (loss) per share this distribution represented a net 100.79-for-one stock split of the Company’s Common Stock which is retroactively adjusted for all periods presented.

The following table summarizes the computation of basic and diluted net income per share attributable to the stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator for earnings per share:
Net income	$68,120	$16,436	$198,776	$25,027

Denominator for earnings per share:
Weighted average common shares - basic	328,453	275,175	328,446	275,175
Dilutive effect of stock options and restricted stock awards	5,954	—	5,841	—
Weighted average shares - diluted	334,407	275,175	334,287	275,175

Earnings per share:
Basic earnings per share	$0.21	$0.06	$0.61	$0.09
Diluted earnings per share	$0.20	$0.06	$0.59	$0.09

The Company has 5,903,778 contingently issuable shares of Common Stock that are issuable upon the Company’s completion of a liquidity event, which has not occurred as of September 30, 2025. These shares are excluded from weighted average common shares - basic, but included in the calculation of the dilutive effect of stock options and restricted stock awards. Anti-dilutive shares of 0.7 million and 0.6 million for the three and nine months ended September 30, 2025, respectively, were excluded from the calculation of the dilutive effect of stock options and restricted stock awards. See the Company’s 2024 Form 10-K, Note 19, Stock Based Compensation for further information.

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

The Company has allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the Aero Turbine acquisition date as follows:

Amounts acquired on August 23, 2024 (as adjusted)
(in thousands)
Cash	$2,765
Accounts receivable	4,066
Contract assets	12,419
Inventories	10,213
Prepaid expenses and other current assets	2,518
Property, plant and equipment	5,868
Operating lease right of use asset	999
Customer relationships	75,000
Goodwill	51,723
Total assets acquired	165,571
Accounts payable	5,353
Accrued and other current liabilities	7,131
Contract liabilities	1,205
Current portion operating lease liabilities	111
Income taxes payable	4,901
Long-term portion operating lease liabilities	899
Deferred income tax liabilities	15,269
Total liabilities assumed	34,869
Net assets acquired	130,702
Cash acquired	2,765
Purchase price, net of cash acquired	$127,937

The fair values presented were estimated by management. During the three months ended March 31, 2025, the Company recorded measurement period adjustments related to estimate refinement of a $0.8 million decrease in accrued and other current liabilities, resulting in a corresponding decrease in goodwill. During the three months ended June 30, 2025, the Company recorded measurement period adjustments related to post-closing working capital adjustment of a $1.3 million decrease in purchase price and estimate refinement of a $0.4 million increase in deferred income tax liabilities, resulting in a $0.9 million decrease in goodwill. The fair value of the assets acquired includes accounts receivable of $4.1 million, of which all is expected to be collectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $126.7 million has been allocated as $75.0 million of customer relationships and $51.7 million of goodwill. The goodwill recognized is attributable to Aero Turbine’s workforce, market position, quality, customized repairs and reliable turnaround times. Goodwill will not be amortized but will be reviewed annually for impairment. None of the goodwill is expected to be deductible for income tax purposes. Customer relationships are expected to be amortized over 15 years.

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

The following reflects the pro forma impact of the purchase of Aero Turbine on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2023:

	Three months ended September 30,	Nine months ended September 30,
	2024	2024
	(in thousands)
Revenue	$1,256,405	$3,881,952
Net income	17,177	28,801

NOTE 6: INVENTORIES

Inventories consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$824,039	$662,887
Finished goods	3,460	2,529
Work in process	129,232	181,602
Total inventory	$956,731	$847,018

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $119.0 million and $110.2 million as of September 30, 2025 and December 31, 2024, respectively.

NOTE 7: GOODWILL

The changes in the carrying amount of goodwill for the periods ended September 30, 2025 and 2024, are as follows:

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2024	$1,224,707	$461,263	$1,685,970
Purchase price adjustments	—	(1,715)	(1,715)
Balance, September 30, 2025	$1,224,707	$459,548	$1,684,255

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2023	$1,224,707	$407,789	$1,632,496
Goodwill acquired	—	53,427	53,427
Goodwill, September 30, 2024	$1,224,707	$461,216	$1,685,923

Goodwill Impairment Testing

The Company reviews goodwill at least annually for potential impairment, as of October 1, and more frequently, if events or changes in circumstances suggest that an impairment may exist. The Company performed its annual goodwill impairment testing as of October 1, 2024, and determined that no adjustments to the carrying value of goodwill were necessary as it was more likely than not that the fair values of the Company’s reporting units are above their carrying values and that no impairment had occurred. The Company has assessed the changes in events and circumstances through the quarter ended September 30, 2025, and have concluded that no triggering events has occurred that would require interim testing.

NOTE 8: LONG-TERM DEBT

Long-term debt consists of the following:

	As of September 30,	As of December 31,
	2025	2024
	(in thousands)
New 2024 Term Loan Facilities	$2,233,125	$2,250,000
New 2024 Revolving Credit Facility	110,000	—
Finance leases	18,554	18,375
Other	1,151	1,230
	2,362,830	2,269,605
Less: Current portion	(23,482)	(23,449)
Unamortized discounts	(19,991)	(22,456)
Unamortized deferred finance charges	(13,997)	(15,723)
Long-term debt	$2,305,360	$2,207,977

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

New 2024 Term Loan Facilities

The New Credit Agreement provided for (i) a senior secured dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “New 2024 Term Loan B-1 Facility”), (ii) a senior secured dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “New 2024 Term Loan B-2 Facility” and, together with the New 2024 Term Loan B-1 Facility, the “New 2024 Term Loan Facilities”). The New 2024 Term Loan Facilities were fully drawn on October 31, 2024, in an aggregate principal amount of $2,250.0 million, bearing interest at a Secured Overnight Financing Rate (“SOFR”) + 2.25% with provision for a rate step-down to 2.00% based on achieving a consolidated First Lien Net Leverage Ratio (as defined in the New Credit Agreement) of less than 3.00x, and will mature on October 31, 2031. The Company incurred new third party fees of $13.2 million related to the New 2024 Term Loan Facilities of which $11.6 million were expensed as refinancing costs on the Consolidated Income Statement during the year ended December 31, 2024, and $1.6 million of deferred finance charges were recorded as a reduction of long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and will be amortized on a straight-line basis over the term of the credit facility. As of September 30, 2025, the effective interest rate on the New 2024 Term Loan Facilities was SOFR + 2.00%.

New 2024 Revolving Credit Facility

The New Credit Agreement provided for a senior secured multicurrency revolving credit facility available to the Company in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “New 2024 Revolving Credit Facility” and, together with the New 2024 Term Loan Facilities, the “New Senior Secured Credit Facilities”). The New 2024 Term Loan Facilities will mature on October 31, 2031, and the New 2024 Revolving Credit Facility will mature on October 31, 2029. As of December 31, 2024, the New 2024 Revolving Credit Facility had no outstanding borrowings. Borrowings bear interest at SOFR + 2.00% with provision for step-down to 1.75% and 1.5% based on a achieving a consolidated First Lien Net Leverage Ratio of less than 3.25x and 2.75x, respectively. As of September 30, 2025, the Company had $625.3 million of available borrowing capacity under the New 2024 Revolving Credit Facility. The Company incurred new lender fees of $3.8 million related to the New 2024 Revolving Credit Facility, which are recorded as an other long-term asset on the Consolidated Balance Sheets as of December 31, 2024, and will be amortized on a straight-line basis over the term of the facility. As of September 30, 2025, the effective interest rate on the New 2024 Revolving Credit Facility was SOFR + 1.75%.

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

On October 31, 2024 concurrent with the New Credit Agreement, the Company recognized a $3.6 million loss on extinguishment of debt representing the write off unamortized discounts and deferred financing charges related to the extinguished portions of the Prior Term Loan facilities.

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

Prior ABL Credit Facility

On October 31, 2024, concurrent with the closing of the New Credit Agreement, the Company used the proceeds of the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility to repay in full amounts outstanding under the Prior ABL Credit Agreement, terminating the debt facility thereunder. The extinguishment of the Prior ABL Credit Facility resulted in a loss on extinguishment of debt of $2.0 million recognized in the year ended December 31, 2024.

The Prior ABL Credit Facility had a capacity of $400.0 million, was repayable in U.S. dollars and was scheduled to mature on May 1, 2028. At the Company’s discretion, the borrowings under the Prior ABL Credit Facility bore interest at the Adjusted Term SOFR rate plus 1.50% to 2.00%, Prime Lending Rate plus 0.50% to 1.00%, or the Base Rate on Canadian borrowings plus 0.50% to 1.00%, with the spread dependent on the amount of the borrowing and was subject to certain financial covenants. The ABL Credit Facility had an annual commitment fee of 0.250% to 0.375% based on excess availability. The ABL Credit Facility contained financial covenants which were required to be calculated immediately prior to or during the continuance of a trigger period. The trigger period was a period where borrowing availability was less than the greater of 10% of the line cap and $30.0 million.

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

The Company’s weighted average interest rate of borrowings under its senior credit agreements was 6.3% and 6.4% for the three and nine months ended September 30, 2025, respectively, and 9.0% and 9.2% for the three and nine months ended September 30, 2024, respectively.

Certain of these agreements contain non-financial covenants that limit both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends subject to select amounts and incurrence ratios.

As of September 30, 2025, the amounts of the long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$463	$5,625	$6,088
2026	1,640	23,651	25,291
2027	1,635	22,500	24,135
2028	1,625	22,500	24,125
2029	1,625	132,500	134,125
Thereafter	21,506	2,137,500	2,159,006
Total	$28,494	$2,344,276	$2,372,770
Amount representing interest	(9,940)	—	(9,940)
Unamortized discounts	—	(19,991)	(19,991)
Unamortized deferred finance charges	—	(13,997)	(13,997)
Total long-term debt payable	$18,554	$2,310,288	$2,328,842

NOTE 9: LEASES

Lease costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Finance lease expense
Amortization	$444	$350	$1,042	$1,042
Interest expense	198	229	694	713
Operating lease expense	9,713	8,844	26,144	23,286
Short term lease expense	508	258	1,326	918
	$10,863	$9,681	$29,206	$25,959

The impact of leasing on the Consolidated Balance Sheets consists of the following:

	Classification on the
	Consolidated Balance Sheets	September 30, 2025	December 31, 2024
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$19,220	$20,262
Operating lease assets	Operating lease right of use asset, net	221,057	172,206
Total lease assets		$240,277	$192,468
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$817	$835
Operating lease liabilities	Operating lease liabilities	20,563	17,663
Non-current liabilities
Finance lease liabilities	Long-term debt	17,737	17,540
Operating lease liabilities	Long-term operating lease liabilities	211,425	164,224
Total lease liabilities		$250,542	$200,262

Supplemental cash flow information related to leases consisted of the following:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$25,160	$21,931
Operating cash flows from finance leases	693	690
Financing cash flows from finance leases	584	633
Right of use assets obtained in exchange for lease liabilities:
Operating lease right of use asset	68,154	25,010

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$9,161
2026	33,276
2027	31,948
2028	31,415
2029	27,208
Thereafter	240,958
Total future minimum payments	373,966
Less imputed interest	141,978
Present value of minimum payments	$231,988

Weighted average remaining lease term and borrowing rate consisted of the following:

	September 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	16.1	18.9	16.0	19.5
Weighted average borrowing rate	6.3%	4.7%	6.2%	4.7%

NOTE 10: INCOME TAXES

The Company’s estimated annual effective tax rate for the nine months ended September 30, 2025 was 26.3%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, Global Intangible Low-Taxed Income (“GILTI”), which was enacted under the Tax Cuts and Jobs Act of 2017, and state and foreign tax rates.

The Company’s estimated annual effective tax rate for the nine months ended September 30, 2024 was 60.4%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to the mix of earnings between U.S. and foreign jurisdictions, as well as the Company increasing its valuation allowance in connection with the deferred tax asset related to the interest limitation under Section 163(j) of the Internal Revenue Code. Other factors impacting the rate include non-deductible expenses, and GILTI, which was enacted under the Tax Cuts and Jobs Act of 2017.

The Company did not record any significant changes in its unrecognized tax benefits or total interest and penalties for tax years remaining open to examination during the nine months ended September 30, 2025 and 2024. Currently, there are not any ongoing audits or examinations with any tax jurisdictions.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15.0% in all countries of operation. On June 20, 2024, as part of Bill C-69, Canada enacted its Pillar Two legislation effective January 1, 2024. Canada Bill C-59 was also enacted on June 20, 2024 and included the excessive interest and financing expenses limitation (“EIFEL”) regime effective for tax years beginning on or after December 31, 2023. The Company has performed a quantitative and qualitative assessment and determined the effects are not materially significant to the Company’s financial statements for the nine months ended September 30, 2025 and 2024, respectively. StandardAero will continue to evaluate the Pillar Two Rules and EIFEL for their potential impact on future periods as further legislation is proposed or enacted.

On July 4, 2025 the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of U.S. tax reform provisions, was signed into law by the President of the United States. The OBBBA includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. For the three and nine month periods ending September 30, 2025, the impact from the OBBBA provisions is immaterial to the effective tax rate. The impact of the OBBBA provisions is also immaterial to the estimated annual effective tax rate. The Company is continuing to evaluate the impact for future periods.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

The Company has future contractual commitments of $18.3 million as of September 30, 2025, and had $30.6 million as of December 31, 2024, for capital commitments.

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

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As of September 30, 2025 and December 31, 2024 the provision is nominal.

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

NOTE 12: GUARANTEES

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $28.0 million and $20.6 million as of September 30, 2025 and December 31, 2024, respectively.

NOTE 13: RELATED PARTY TRANSACTIONS

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement (the “Carlyle Services Agreement”) with Carlyle Investment Management L.L.C. (“CIM”), pursuant to which Dynasty Acquisition paid CIM a one-time fee of approximately $24.5 million for strategic advisory and consulting services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Carlyle Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to CIM an annual fee of approximately $2.4 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by CIM pursuant to the Carlyle Services Agreement. Dynasty Acquisition also reimburses CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Carlyle Services Agreement, and Dynasty Acquisition may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided under the Carlyle Services Agreement. In connection with the IPO, the Carlyle Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO, which is October 3, 2026, and the date on which CIM and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of the Company’s outstanding voting common stock. For the three months ended September 30, 2025, the Company paid CIM approximately $0.6 million pursuant to the Carlyle Services Agreement. For the nine months ended September 30, 2025, the Company paid CIM approximately $1.8 million.

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting service agreement (the “Beamer Services Agreement”) with Beamer Investment Inc., an affiliate of GIC, pursuant to which Dynasty Acquisition paid Beamer Investment Inc. a one-time fee of approximately $5.5 million for strategic advisory and consulting, services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Beamer Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to Beamer Investment Inc. an annual fee of approximately $0.6 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by Beamer Investment Inc. pursuant to the Beamer Services Agreement. Dynasty Acquisition also reimburses Beamer Investment Inc.’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Beamer Services Agreement, and Dynasty Acquisition may pay Beamer Investment Inc. additional fees associated with other future transactions or in consideration of any additional services provided under the Beamer Services Agreement. In connection with the IPO, the Beamer Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO and the date on which Beamer Investment Inc. and its affiliates collectively and beneficially own, directly or indirectly, less than 50% of the Company’s outstanding voting common stock that they owned on the date of the closing of the IPO, prior to giving effect to the sale of shares by Beamer Investment Inc. or an affiliate of Beamer Investment Inc. in the IPO. For the three months ended September 30, 2025, the Company paid Beamer Investment Inc. approximately $0.1 million pursuant to the Beamer Services Agreement. For the nine months ended September 30, 2025, the Company paid Beamer Investment Inc. approximately $0.4 million.

The Company expensed $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, for advisory and consulting services as outlined above. The Company expensed $0.8 million and $2.3 million for the three and nine months ended September 30, 2024, as well as an additional $1.2 million during the three months ended September 30, 2024 for arrangement fees paid in connection with the amendment to the Prior Credit Agreement.

CFGI, a portfolio company of a fund affiliated with Carlyle, provides the Company with accounting advisory and consulting services. For the three months ended September 30, 2025, the Company paid $0.9 million, to CFGI for accounting advisory and consulting services. For the nine months ended September 30, 2025, the Company expensed $2.6 million and paid $1.7 million, to CFGI for accounting advisory and consulting services. For the three and nine months ended September 30, 2024, the Company expensed $1.3 million and $3.6 million and paid $1.4 million and $3.0 million, respectively, to CFGI for accounting advisory and consulting services.

NOTE 14: EMPLOYEE BENEFIT PLANS

Defined contribution pension plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $6.5 million and $5.7 million for the three months ended September 30, 2025 and 2024, respectively. Costs for the defined contribution plans were $19.6 million and $18.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Costs for the defined benefit plans were $0.1 million for the three and nine months ended September 30, 2025, respectively. Costs for the defined benefit plans were $0.1 and $0.4 for the three and nine months ended September 30, 2024, respectively.

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

The following is a summary of the activity for stock option awards:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	463,194	$10.51	5.75	$6,600
Granted	737,354	$25.62
Exercised	—	—
Forfeited	(26,034)	$25.62
Outstanding at September 30, 2025	1,174,514	$19.66	7.75	$8,960

Options Exercisable at September 30, 2025	50,347	$9.93	3.98	$874

Restricted Stock Units (“RSUs”):

The RSUs granted on April 15, 2025 under the 2024 Plan generally vest in three equal annual installments, subject to the participant’s continued employment with the Company. The fair value of RSUs granted is estimated using the closing price of the Company’s stock on the grant date.

The following is a summary of the activity for RSUs:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	238,540	$29.81
Granted	545,520	$26.06
Vested	(8,634)	$32.02
Forfeited	(22,129)	$25.62
Outstanding at September 30, 2025	753,297	$27.19

Restricted Stock Awards (“RSAs”):

The following is a summary of the activity for RSAs:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	6,036,550	$5.02
Granted	—	—
Vested	(19,963)	$7.44
Forfeited	(112,809)	$8.23
Outstanding at September 30, 2025	5,903,778	$4.95

5,903,778 RSAs were outstanding and included in the Company’s 334,470,264 shares of Common Stock outstanding at September 30, 2025.

Stock Based Compensation Expense:

The Company recorded $4.1 million and $10.0 million in stock compensation expense during the three and nine months ended September 30, 2025, respectively. The Company will continue to recognize stock compensation expense ratably over the requisite remaining service period for the awards. As of September 30, 2025, there was $34.0 million of unrecognized compensation costs.

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

The Company determined the initial value for the contingent consideration liability of $15.2 million using the Level 3 inputs as of the issuance date on August 23, 2024. No changes in fair value of contingent consideration liability were recorded during the three months ended September 30, 2025, in the consolidated statements of operations and comprehensive loss as the initial fair value approximates the fair value as of September 30, 2025.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date and as of September 30, 2025:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.2%

The following table summarizes the carrying amounts and fair values of financial instruments:

			As of September 30, 2025		As of December 31, 2024
	Balance Sheet Classification	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	2	$259	$259	$1,539	$1,539
Foreign exchange contracts	Prepaid expenses and other current assets	2	715	715	—	—
Total assets			$974	$974	$1,539	$1,539
Liabilities:
Interest rate caps	Accrued expenses and other current liabilities	2	6,792	6,792	8,967	8,967
Interest rate caps	Other non-current liabilities	2	1,641	1,641	3,709	3,709
Contingent consideration - current	Accrued expenses and other current liabilities	3	7,000	7,000	7,000	7,000
Contingent consideration - non-current	Other non-current liabilities	3	8,150	8,150	8,150	8,150
Long-term debt, including current portion:
New 2024 Term Loan Facility	(1)	2	2,199,137	2,233,125	2,211,822	2,250,000
Total liabilities			$2,222,720	$2,256,708	$2,239,648	$2,277,826

(1)
The carrying amount of debt instruments is presented net of the debt issuance costs, premium and discount. Refer to Note 8, “Long-Term Debt”, for gross carrying amounts

The gains (losses) on the Company’s derivative instruments were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Classification	2025	2024	2025	2024
		(in thousands)		(in thousands)
Amount of (loss) gain recognized in net income:
Interest rate swaps	Interest expense	$635	$1,631	$1,877	$8,452
Interest rate caps	Interest expense	(2,819)	559	(8,287)	1,480
Foreign exchange contracts	Selling, general and administrative expense	967	265	1,647	678
Total (loss) gain in net income		$(1,217)	$2,455	$(4,763)	$10,610
Amount of (loss) gain recognized in other comprehensive income (loss):
Interest rate swaps	Cash flow hedge gain (loss)	$102	$(4,380)	$597	$1,960
Interest rate caps	Cash flow hedge (loss) gain	(518)	(8,746)	(4,078)	(1,841)
Foreign exchange contracts	Cash flow hedge (loss) gain	(1,696)	569	2,362	297
Total (loss) gain recognized in other comprehensive income		$(2,112)	$(12,557)	$(1,119)	$416

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

During the three and nine months ended September 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with its long-term debt agreements.

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
(2)
The interest rate was amended on June 29, 2023 from LIBOR (4.50%) to SOFR (4.45%).

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As of September 30, 2025		As of December 31, 2024
	Asset	Liability	Asset	Liability
	(in thousands)
Interest-rate swap agreements	$259	$—	$1,539	$—
Interest-rate cap agreements	—	8,433	—	12,676
Net derivatives as classified in the consolidated balance sheets	$259	$8,433	$1,539	$12,676

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

NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2024	$(8,410)	$—	$—	$(3,012)	$(11,422)
Other comprehensive loss before Reclassifications, net of income tax	(2,006)	—	—	—	(2,006)
Amounts reclassified from accumulated other comprehensive income	1,582	—	—	—	1,582
Net other comprehensive loss	(424)	—	—	—	(424)
Balance, March 31, 2025	(8,834)	—	—	(3,012)	(11,846)
Other comprehensive (loss) gain before Reclassifications, net of income tax	(329)	2,963	—	—	2,634
Amounts reclassified from accumulated other comprehensive income (loss)	1,635	(497)	—	—	1,138
Net other comprehensive income	1,306	2,466	—	—	3,772
Balance, June 30, 2025	(7,528)	2,466	—	(3,012)	(8,074)
Other comprehensive loss before reclassifications, net of income tax	(317)	(1,238)	—	—	(1,555)
Amounts reclassified from accumulated other comprehensive income (loss)	1,664	(706)	—	—	958
Net other comprehensive income (loss)	1,347	(1,944)	—	—	(597)
Balance, September 30, 2025	$(6,181)	$522	$—	$(3,012)	$(8,671)

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2023	$(4,746)	$673	$367	$(3,256)	$(6,962)
Other comprehensive gain (loss) before reclassifications, net of income tax	8,041	(450)	(234)	—	7,357
Amounts reclassified from accumulated other comprehensive loss	(4,402)	(160)	—	—	(4,562)
Net other comprehensive income (loss)	3,639	(610)	(234)	—	2,795
Balance, March 31, 2024	(1,107)	63	133	(3,256)	(4,167)
Other comprehensive gain (loss) before reclassifications, net of income tax	2,423	251	(88)	—	2,586
Amounts reclassified from accumulated other comprehensive loss	(1,715)	(141)	—	—	(1,856)
Net other comprehensive income (loss)	708	110	(88)	—	730
Balance, June 30, 2024	(399)	173	45	(3,256)	(3,437)
Other comprehensive (loss) gain before reclassifications, net of income tax	(10,369)	414	476	—	(9,479)
Amounts reclassified from accumulated other comprehensive loss	(1,730)	(193)	—	—	(1,923)
Net other comprehensive (loss) income	(12,099)	221	476	—	(11,402)
Balance, September 30, 2024	$(12,498)	$394	$521	$(3,256)	$(14,839)

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

The Company defines Segment Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization directly attributable to each operating segment and adjusted for certain non-cash items that the Company may record each period, as well as items not recurring in the ordinary course of business such as acquisition costs, integration and severance costs, refinance fees, business transformation costs and other discrete expenses, when applicable. Expense information is provided to and reviewed by the CODM on a consolidated basis to evaluate cost efficiency and company level performance.

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

The Company’s segment disclosure includes intersegment revenues, which primarily consist of subcontract services between segments. The revenue and corresponding cost of revenue are eliminated upon consolidation. The elimination of such intersegment transactions is included within intersegment revenue in the table below. The revenue is eliminated with the segment receiving the subcontract services. The segment providing services retains revenue while the segment receiving the services records the elimination.

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

Selected financial information for each segment is as follows:

	Three months ended September 30, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,342,716	$155,246	$1,497,962
Intersegment revenue	(20,531)	20,531	—
Total segment revenue	1,322,185	175,777	1,497,962
Other segment items (1)	1,156,809	121,802	1,278,611
Segment Adjusted EBITDA	$165,376	$53,975	$219,351
Corporate (2)			23,791
Depreciation and amortization			48,106
Interest expense			44,566
Business transformation costs (LEAP and CFM) (3)			3,252
Non-cash stock compensation expense			4,142
Integration costs and severance (4)			1,891
Other (5)			827
Income before income taxes			$92,776

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling, general and administrative expenses.
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

	Nine months ended September 30, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$4,002,693	$459,800	$4,462,493
Intersegment revenue	(61,518)	61,518	—
Total segment revenue	3,941,175	521,318	4,462,493
Other segment items (1)	3,423,281	368,342	3,791,623
Segment Adjusted EBITDA	$517,894	$152,976	$670,870
Corporate (2)			72,446
Depreciation and amortization			145,329
Interest expense			132,192
Business transformation costs (LEAP and CFM) (3)			21,433
Non-cash stock compensation expense			10,017
Integration costs and severance (4)			4,631
Other (5)			15,179
Income before income taxes			$269,643

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling, general and administrative expenses.
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
(5)
Represents professional fees related to business transformation, secondary offering costs, loss on disposals and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Three months ended September 30, 2024
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,109,804	$134,823	$1,244,627
Intersegment revenue	(19,495)	19,495	—
Total segment revenue	1,090,309	154,318	1,244,627
Other segment items (1)	942,895	113,559	1,056,454
Segment Adjusted EBITDA	$147,414	$40,759	$188,173
Corporate (2)			19,756
Depreciation and amortization			47,145
Interest expense			79,898
Business transformation costs (LEAP and CFM) (3)			10,535
Refinancing costs			1,503
Acquisition costs			1,323
Integration costs and severance (4)			308
Other (5)			11,058
Income before income taxes			$16,647

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling, general and administrative expenses.
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

	Nine months ended September 30, 2024
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$3,448,181	$379,367	$3,827,548
Intersegment revenue	(49,019)	49,019	—
Total segment revenue	3,399,162	428,386	3,827,548
Other segment items (1)	2,948,067	317,317	3,265,384
Segment Adjusted EBITDA	$451,095	$111,069	$562,164
Corporate (2)			57,797
Depreciation and amortization			140,021
Interest expense			235,496
Business transformation costs (LEAP and CFM) (3)			33,626
Refinancing costs			6,441
Loss on debt extinguishment			3,577
Acquisition costs			1,323
Integration costs and severance (4)			925
Other (5)			19,841
Income before income taxes			$63,117

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling, general and administrative expenses.
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

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
United States	$796,983	$741,814	$2,449,583	$2,258,559
United Kingdom	114,453	126,319	381,902	434,536
Canada	189,125	147,521	575,739	443,091
Rest of Europe (1)	145,430	100,907	387,118	284,358
Asia (1)	146,087	44,790	358,979	159,022
Rest of the world (1)	105,884	83,276	309,172	247,982
Total revenue	$1,497,962	$1,244,627	$4,462,493	$3,827,548

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 3% of total revenue for the three and nine months ended September 30, 2025 and 2024.

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

May Secondary Offering

In May 2025, the Selling Stockholders completed a public offering of an aggregate of 34,500,000 shares of Common Stock (including full exercise by the underwriters of their option to purchase up to an additional 4,500,000 shares) at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company. As of September 30, 2025, Carlyle and GIC own approximately 45.6% and 10.3% of our outstanding Common Stock, respectively.

Business Combinations

To continue to grow our business, we are continually acquiring and investing in companies that share our common goal of providing the market with aftermarket services across multiple engine platforms.

On August 23, 2024, we acquired Aero Turbine, Inc. (“Aero Turbine”), a provider of engine component repair and other value-added engine aftermarket services for U.S. and international customers for an estimated purchase price of approximately $132.0 million, comprising an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026, subject to post-closing adjustments. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The acquisition was funded with borrowings under the Prior ABL Credit Facility, which was repaid on September 6, 2024 with incremental borrowings from the Prior 2024 Term Loan B-1 Facility and the Prior 2024 Term Loan B-2 Facility.

Public Company Expenses

We have incurred, and expect to continue to incur, certain professional fees and other expenses as part of our transition to a public company not recurring in the ordinary course of business. As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies, for which we expect to incur additional recurring expenses. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal control over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements following the IPO have reflected and will continue to reflect the impact of these expenses. See “Part I. Item 1A. Risk Factors—Risks Related to Management and Employees—The requirements of being a public company may strain our resources, increase our costs, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members” in our 2024 Form 10-K.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization, further adjusted for certain non-cash items that we may record each period, as well as items not recurring in the ordinary course of business such as acquisition costs, integration and severance costs, refinancing fees, business transformation costs and other discrete expenses, when applicable. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important metrics for management and investors as they remove the impact of items that we do not believe are indicative of our core operating results or the overall health of our company and allows for consistent comparison of our operating results over time and relative to our peers.

The following table presents a reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA Margin, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net income	$68,120	$16,436	$198,776	$25,027
Income tax expense	24,656	211	70,867	38,090
Depreciation and amortization	48,106	47,145	145,329	140,021
Interest expense	44,566	79,898	132,192	235,496
Business transformation costs (LEAP and CFM) (1)	3,252	10,535	21,433	33,626
Refinancing costs	—	1,503	—	6,441
Loss on debt extinguishment	—	—	—	3,577
Non-cash stock compensation expense	4,142	—	10,017	—
Integration costs and severance (2)	1,891	308	4,631	925
Acquisition costs (3)	—	1,323	—	1,323
Insurance recovery	(3,000)	—	(3,000)	—
Loss on disposals	—	—	2,764	—
Secondary offering costs	570	—	4,430	—
Other (4)	3,257	11,058	10,985	19,841
Adjusted EBITDA	$195,560	$168,417	$598,424	$504,367
Revenue	$1,497,962	$1,244,627	$4,462,493	$3,827,548
Net income margin	4.5%	1.3%	4.5%	0.7%
Adjusted EBITDA Margin	13.1%	13.5%	13.4%	13.2%

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
(3)
Represents transaction costs incurred in connection with completed acquisitions, including legal and professional fees, debt arrangement fees and other third-party costs.
(4)
Represents other costs not recurring in the ordinary course of business including professional fees related to business transformation and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and other non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, "Related Party Transactions" to the Company’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

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

Acquisition costs

Acquisition costs primarily consist of professional service fees and other third-party costs incurred as part of the transaction process. Acquisition costs do not include any costs associated with the issuance of debt as these are capitalized and amortized over the term of the debt.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our consolidated statements of operations data for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$1,497,962	$1,244,627	$253,335	20.4%
Cost of revenue	1,274,803	1,058,396	216,407	20.4%
Selling, general and administrative expense	60,944	62,895	(1,951)	(3.1)%
Amortization of intangible assets	24,873	23,965	908	3.8%
Acquisition costs	—	1,323	(1,323)	(100.0)%
Operating income	137,342	98,048	39,294	40.1%
Interest expense	44,566	79,898	(35,332)	(44.2)%
Refinancing costs	—	1,503	(1,503)	(100.0)%
Income before income taxes	92,776	16,647	76,129	457.3%
Income tax expense	24,656	211	24,445	11,585.3%
Net income	$68,120	$16,436	$51,684	314.5%

Revenue. Revenue increased $253.3 million, or 20.4%, to $1,498.0 million for the three months ended September 30, 2025 from $1,244.6 million for the three months ended September 30, 2024. The increase was driven by both the Engine Services and Component Repair Services segments, with continued strength across the commercial aerospace and business aviation end markets, which increased 17.8% and 28.0%, respectively, compared to the three months ended September 30, 2024. The military and helicopter end market increased 21.1% compared to the prior year period, including contribution from the acquisition of Aero Turbine on August 23, 2024, during the three months ended September 30, 2025.

Cost of revenue. Cost of revenue increased $216.4 million, or 20.4%, to $1,274.8 million for the three months ended September 30, 2025 from $1058.4 million for the three months ended September 30, 2024. This increase was driven by a growth in volumes, which drove corresponding higher material and direct labor expenses, as well as increased other overhead costs directly related to the performance of aftermarket services, in addition to the cost of revenue attributable to the acquisition of Aero Turbine on August 23, 2024.

The following table sets forth our total cost of revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Material	$892,199	$747,084
Labor	294,136	221,823
Other	88,468	89,489
Total cost of revenue	$1,274,803	$1,058,396

Selling, general and administrative expense. SG&A expense was $60.9 million and $62.9 million for the three months ended September 30, 2025 and 2024, respectively, and was 4.1% and 5.1% of revenue for the three months ended September 30, 2025 and 2024, respectively. The $2.0 million decrease in SG&A expense was primarily due to a decline of $5.6 million in professional services fees incurred year over year, in advance of the company’s initial public offering on October 2, 2024, as well as a $3.6 million insurance recovery which was recognized in the current period. Partially offsetting these favorable items was $4.1 million in stock compensation expense with no similar charge incurred in the prior year period, and a $3.3 million increase in personnel costs largely attributable to our transition to a public company.

Amortization of intangible assets. Amortization of intangible assets was $24.9 million and $24.0 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.9 million, or 3.8%, was primarily driven by the intangible assets allocated to customer relationships resulting from the Aero Turbine acquisition on August 23, 2024. Due to the timing of the Aero Turbine acquisition, there was lower impact on total amortization expense for the three months ended September 30, 2024, due to the timing of the transaction.

Acquisition costs. Acquisition costs of $1.3 million for the three months ended September 30, 2024 were incurred primarily due to the acquisition of Aero Turbine on August 23, 2024. There have been no acquisitions during the three months ended September 30, 2025.

Interest expense. Interest expense decreased $35.3 million or 44.2% from $79.9 million for the three months ended September 30, 2024 to $44.6 million for the three months ended September 30, 2025. This decrease in interest expense was largely driven by (i) the repayment of the Prior Senior Notes in full on October 3, 2024 concurrent with the Company’s IPO, and (ii) entrance into the New Credit Agreement on October 31, 2024 providing for the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility and the use of the proceeds to repay in full amounts outstanding under the Prior Credit Agreement and the Prior ABL Credit Agreement, terminating each of the debt facilities thereunder, and resulting in a weighted average interest rate of borrowings for the three months ended September 30, 2025 of 6.8% compared to 9.0% for the three months ended September 30, 2024. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $1.5 million associated with the modified portion of the Prior Credit Agreement amendment were incurred during the three months ended September 30, 2024 with no similar charges in the current year.

Income tax expense. The incremental income tax expense was $24.7 million for the three months ended September 30, 2025, as compared to $0.2 million for the three months ended September 30, 2024. This was an increase of $24.5 million. This increase in tax expense was due primarily to the increase in the three months ended pretax income which was $92.8M at September 30, 2025 compared to $16.6 million at September 30, 2024, which is an increase of $76.2 million. Additionally, for the three months ended September 30, 2024, the tax expense recorded was only $0.2 million. This was due to the estimated annual effective tax rate going from 81.5% in the three months ended June 30, 2024 to 60.4% in the three months ended September 30, 2024 which was driven by the reduction of the forecasted valuation allowance on US interest expense limitation (IRC 163(j)). The tax expense, and corresponding effective tax rates for the three months ended September 30, 2025 and 2024, were higher than the statutory rate of 21.0% primarily due to the Global Intangible Low-taxed Income (“GILTI”) provision which was enacted in 2017 as part of the Tax Cuts and Jobs Act. Further, for the three months ended September 30, 2024, the partial valuation allowance recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Internal Revenue Code also was a driver of the effective tax rate exceeding the statutory rate.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our consolidated statements of operations data for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$4,462,493	$3,827,548	$634,945	16.6%
Cost of revenue	3,785,429	3,275,300	510,129	15.6%
Selling, general and administrative expense	201,421	171,744	29,677	17.3%
Amortization of intangible assets	73,808	70,550	3,258	4.6%
Acquisition costs	—	1,323	(1,323)	(100.0)%
Operating income	401,835	308,631	93,204	30.2%
Interest expense	132,192	235,496	(103,304)	(43.9)%
Refinancing costs	—	6,441	(6,441)	(100.0)%
Loss on debt extinguishment	—	3,577	(3,577)	(100.0)%
Income before income taxes	269,643	63,117	206,526	327.2%
Income tax expense	70,867	38,090	32,777	86.1%
Net income	$198,776	$25,027	$173,749	694.2%

Revenue. Revenue increased $634.9 million, or 16.6%, to $4,462.5 million for the nine months ended September 30, 2025 from $3,827.5 million for the nine months ended September 30, 2024. The increase was driven by both the Engine Services and Component Repair Services segments, with continued strength across the commercial aerospace and business aviation end markets, which both increased 16.4%, compared to the prior year period. The military and helicopter end market increased 14.1% compared to the prior year period, including contribution from the acquisition of Aero Turbine on August 23, 2024.

Cost of revenue. Cost of revenue increased $510.1 million, or 15.6%, to $3,785.4 million for the nine months ended September 30, 2025 from $3,275.3 million for the nine months ended September 30, 2024. This increase was driven by a growth in volumes, which drove corresponding higher material and direct labor expenses, as well as increased other overhead costs directly related to the performance of aftermarket services, in addition to the cost of revenue attributable to the acquisition of Aero Turbine on August 23, 2024.

The following table sets forth our total cost of revenue for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Material	$2,676,228	$2,348,050
Labor	844,986	673,923
Other	264,215	253,327
Total cost of revenue	$3,785,429	$3,275,300

Selling, general and administrative expense. SG&A expense was $201.4 million and $171.7 million for the nine months ended September 30, 2025 and 2024, respectively, and was 4.5% and 4.5% of revenue for the nine months ended September 30, 2025 and 2024, respectively. The $29.7 million increase in SG&A expense was primarily due to $10.0 million in stock compensation expense with no similar charge incurred in the prior year period, a $9.8 million increase in personnel costs largely attributable to our transition to a public company, a $5.8 million increase in incentive compensation expense, and a $2.9 million loss on disposals in the current period with no similar charges incurred in the prior year period.

Amortization of intangible assets. Amortization of intangible assets was $73.8 million and $70.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $3.3 million, or 4.6%, was primarily driven by the intangible assets allocated to customer relationships resulting from the Aero Turbine acquisition on August 23, 2024. During the nine months ended September 30, 2024, the cost base of customer relationships increased due to the Aero Turbine acquisition; however, this had minimal impact on total amortization expense due to the timing of the transaction.

Acquisition costs. Acquisition costs of $1.3 million for the nine months ended September 30, 2024 were incurred primarily due to the Aero Turbine acquisition on August 23, 2024. There have been no acquisitions during the nine months ended September 30, 2025.

Interest expense. Interest expense decreased $103.3 million, or 43.9%, from $235.5 million for the nine months ended September 30, 2024 to $132.2 million for the nine months ended September 30, 2025. This decrease in interest expense was largely driven by (i) the repayment of the Prior Senior Notes in full on October 3, 2024 concurrent with the Company’s IPO, and (ii) entrance into the New Credit Agreement on October 31, 2024 providing for the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility and the use of the proceeds to repay in full amounts outstanding under the Prior Credit Agreement and the Prior ABL Credit Agreement, terminating each of the debt facilities thereunder, and, resulting in a weighted average interest rate of borrowings for the nine months ended September 30, 2025 of 6.9% compared to 8.9% for the nine months ended September 30, 2024. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $6.4 million associated with the modified portion of the Prior Credit Agreement amendments in March and September 2024 were incurred during the nine months ended September 30, 2024, with no similar charges incurred in the nine months ended September 30, 2025.

Loss on debt extinguishments. A $3.6 million loss on debt extinguishments was recorded during the nine months ended September 30, 2024 due to the write-off of unamortized deferred finance charges and debt discount related to the extinguished portion of the Prior 2023 Term Loan Facilities and redeemed portion of the Prior Senior Notes related to the refinancing activity, with no similar charges incurred in the nine months ended September 30, 2025.

Income tax expense. Income tax expense was $70.9 million for the nine months ended September 30, 2025, as compared to $38.1 million for the nine months ended September 30, 2024. This was an increase of $32.8 million, or 86.1%. This increase in tax expense was due primarily to the increase in the year to date pretax income which was $269.6 million at September 30, 2025 compared to $63.1 million at September 30, 2024, which is an increase of $206.5 million. The tax expense, and corresponding effective tax rates for the nine months ended September 30, 2025 and 2024, were higher than the statutory rate of 21.0% primarily due to the Global Intangible Low-taxed Income (“GILTI”) provision which was enacted in 2017 as part of the Tax Cuts and Jobs Act. Further, for the nine months ended September 30, 2024, the partial valuation allowance recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Internal Revenue Code also was a driver of the effective tax rate exceeding the statutory rate.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Engine Services
Segment Revenue	$1,322,185	$1,090,309	$3,941,175	$3,399,162
Segment Adjusted EBITDA	$165,376	$147,414	$517,894	$451,095
Segment Adjusted EBITDA Margin	12.5%	13.5%	13.1%	13.3%
Component Repair Services
Segment Revenue	$175,777	$154,318	$521,318	$428,386
Segment Adjusted EBITDA	$53,975	$40,759	$152,976	$111,069
Segment Adjusted EBITDA Margin	30.7%	26.4%	29.3%	25.9%

For a discussion of Segment Adjusted EBITDA, see Note 19, "Segment Information" to our condensed consolidated financial statements included in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2025 and 2024

Engine Services

Engine Services segment revenue increased $231.9 million, or 21.3%, to $1,322.2 million for the three months ended September 30, 2025, compared to $1,090.3 million for the prior year period. The increase was driven by continued strong commercial aerospace end market growth, underpinned by ramping volumes from our LEAP and CFM56 DFW Center of Excellence investments, as well as growth on our mid-size and super mid-size business aviation platforms and select military transport programs.

Engine Services Segment Adjusted EBITDA increased $18.0 million, or 12.2%, to $165.4 million for the three months ended September 30, 2025, from $147.4 million for the prior year period. The three months ended September 30, 2024 included the positive effect of a one-time liability extinguishment of $9.3 million. Adjusted EBITDA margin of 12.5% compared to 13.5% in the prior year period, was driven by lower margin workscope mix and the effect of ramping volumes on our new LEAP and CFM56 DFW Center of Excellence programs as they work down the learning curve. In addition, adjusted EBITDA Margin for the three months ended September 30, 2024 reflected the positive impact of the one-time liability extinguishment of $9.3 million.

Component Repair Services

Component Repair Services segment revenue increased $21.5 million, or 13.9%, to $175.8 million for the three months ended September 30, 2025, compared to the prior year period. The increase was driven by growth on land and marine platforms and the contribution from the Aero Turbine acquisition, which contributed $15.3 million in incremental year over year revenue, offset by slower growth in commercial aerospace related to input timing of certain customer volumes.

Component Repair Services Segment Adjusted EBITDA increased $13.2 million, or 32.4%, to $54.0 million for the three months ended September 30, 2025, from $40.8 million for the three months ended September 30, 2024. Adjusted EBITDA margin of 30.7% compared to 26.4% in the prior year period, was driven by volume and price growth, favorable mix and margin expansion from the Aero Turbine acquisition.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Engine Services

Engine Services segment revenue increased $542.0 million, or 15.9%, to $3,941.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was driven by continued strong commercial aerospace end market growth, underpinned by ramping volumes from our LEAP and CFM56 DFW Center of Excellence investments, as well as growth on our mid-size and super mid-size business aviation platforms and select military transport programs.

Engine Services Segment Adjusted EBITDA increased $66.8 million, or 14.8%, to $517.9 million for the nine months ended September 30, 2025, from $451.1 million for the nine months ended September 30, 2024. Adjusted EBITDA margin of 13.1% compared to 13.3% in the prior year period, were driven by lower margin workscope mix and the effect of ramping volumes on our new LEAP and CFM56 DFW Center of Excellence programs as they work down the learning curve.

Component Repair Services

Component Repair Services segment revenue increased $92.9 million, or 21.7%, to $521.3 million for the nine months ended September 30, 2025, compared to nine months ended September 30, 2024. The increase was driven by growth on land and marine platforms and the contribution from the Aero Turbine acquisition, which contributed $64.5 million in incremental year over year revenue.

Component Repair Services Segment Adjusted EBITDA increased $41.9 million, or 37.7%, to $153.0 million for the nine months ended September 30, 2025, from $111.1 million for the nine months ended September 30, 2024. Adjusted EBITDA margin of 29.3% compared to 25.9% in the prior year period, was driven by volume and price growth, favorable mix and margin expansion from the Aero Turbine acquisition.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
	(in thousands)
Cash	$97,503	$102,581
Net working capital (total current assets less total current liabilities)	1,602,654	1,211,590
Total debt (including current portion) (1)	2,328,842	2,231,426
Total stockholders' equity	2,584,948	2,373,404

(1)
Includes unamortized discounts of $20.0 million and $22.5 million as of September 30, 2025 and December 31, 2024, respectively, and unamortized deferred finance charges of $14.0 million and $15.7 million as of September 30, 2025 and December 31, 2024, respectively.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of September 30, 2025, we had $722.8 million of available liquidity, consisting of $97.5 million cash on hand and, $625.3 million available under the New 2024 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and the New 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the foreseeable future. See Note 8, “Long-Term Debt” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of September 30, 2025 and December 31, 2024, our debt outstanding consisted of the following:

	As of September 30,	As of December 31,
	2025	2024
	(in thousands)
New 2024 Term Loan Facilities	$2,233,125	$2,250,000
New 2024 Revolving Credit Facility	110,000	—
Finance leases	18,554	18,375
Other	1,151	1,230
	2,362,830	2,269,605
Less: Current portion	(23,482)	(23,449)
Unamortized discounts	(19,991)	(22,456)
Unamortized deferred finance charges	(13,997)	(15,723)
Long-term debt	$2,305,360	$2,207,977

As of September 30, 2025, we had the following debt agreements:

•
The New 2024 Term Loan Facilities under the New Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,233.1 million, maturing on October 31, 2031.

•
The $750.0 million New 2024 Revolving Credit Facility under the New Credit Agreement, under which we had outstanding indebtedness of $110.0 million.
•
$19.7 million in finance leases and other debt.

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

Increases from Adjusted EBITDA to Consolidated EBITDA	Amount
(in thousands)
Last twelve months ended September 30, 2025	$5,035
Last twelve months ended September 30, 2024	$1,541

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

As of September 30, 2025, we were in compliance with the covenants in the New Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Consolidated statements of cash flows data:	(in thousands)
Net cash used in operating activities	$(6,304)	$(32,019)
Net cash used in investing activities	(91,107)	(184,139)
Net cash provided by financing activities	90,924	209,111
Effect of exchange rate changes on cash	1,409	330
Net decrease in cash	(5,078)	(6,717)
Cash at beginning of period	102,581	57,982
Cash at end of period	$97,503	$51,265

Nine Months Ended September 30, 2025

Net cash used in operating activities for the nine months ended September 30, 2025 was $6.3 million. The factors affecting our operating cash flows during the period included net income of $198.8 million and non-cash charges of $162.9 million, partially offset by a $367.9 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $145.3 million in depreciation and amortization, $10.0 million in stock compensation expense and $4.9 million in amortization of deferred finance charges and discounts, and $0.6 million of foreign exchange gain, partially offset by a $0.8 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the nine months ended September 30, 2025 of $91.1 million primarily consisted of $66.7 million of purchases of property, plant and equipment, rental engines and $30.0 million in payment during the current period of our licensing agreement acquired during the year ended December 2024, partially offset by $4.3 million of proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2025 of $90.9 million was primarily attributable to the proceeds from long-term debt of $545.0 million, offset by $452.6 million in repayments of long-term debt.

Nine Months Ended September 30, 2024

Net cash used in operating activities for the nine months ended September 30, 2024 was $32.0 million. The factors affecting our operating cash flows during the period included net income of $25.0 million and non-cash charges of $145.2 million, offset by a $202.3 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $140.0 million in depreciation and amortization, $10.0 million in amortization of deferred finance charges and discounts, $3.6 million loss on debt extinguishment and $1.4 million in non-cash lease expense, partially offset by $9.2 million decrease in deferred income taxes.

Net cash used in investing activities for the nine months ended September 30, 2024 of $184.1 million primarily due to cash of $114.1 million paid for the acquisition of Aero Turbine on August 23, 2024, $70.4 million of purchases of property, plant and equipment and rental engines.

Net cash provided by financing activities for the nine months ended September 30, 2024 of $209.1 million was primarily attributable to the proceeds from long-term debt of $765.0 million, of which $400.0 million was issued under the 2024 Term Loan Facilities and $365.0 million was drawn on the ABL Credit Facility, partially offset by $555.0 million in repayments of long-term debt, repayment of long-term agreements of $0.5 million, and the payment of deferred financing charges of $0.4 million.

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

On March 15, 2023, we entered into an interest rate swap contract, effective March 31, 2023, for a notional amount for $400.0 million. The swap provides an effective fixed SOFR rate of 3.71%, maturing on December 31, 2025. Additionally, we entered into an interest rate cap contract to limit the exposure against the risk of rising interest rates. The interest rate cap contract, effective on March 31, 2023, provides a capped SOFR rate of 4.45% and matured on September 30, 2025. This interest rate cap contract began with a notional amount of $500.0 million, increased to $1,000.0 million on March 31, 2023, and to $1,500.0 million on March 28, 2024. On November 14, 2023, we entered into another interest rate cap contract, effective September 30, 2025, to continue to limit the exposure of the interest rates on our variable term loans to a capped SOFR rate of 5.00% on a notional amount of $1,500.0 million, maturing on December 31, 2026.

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

Currency Risk

Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we use foreign exchange contracts. On April 7, 2025, we entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD 136.5 million maturing on December 31, 2025. Approximately $34.8 million, or 2.3%, and $41.2 million, or 3.2%, of revenue for the three months ended September 30, 2025 and 2024, respectively, and $107.5 million, or 2.5%., and $120.7 million, or 3.3% of revenue for the nine months ended September 30, 2025 and 2024, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $1.1 million gain and a $0.8 million loss for the three months ended September 30, 2025 and 2024, respectively, and a $0.6 million gain and a $0.2 million gain for the nine months ended September 30, 2025 and 2024, respectively. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As we have previously been a privately held company, we were not subject to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As previously reported in our 2024 Form 10-K, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. The following are our material weaknesses:

•
We did not design and maintain (i) an effective control environment commensurate with our financial reporting requirements, specifically, we did not maintain a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, (ii) an effective risk assessment process at a sufficiently precise level to identify new and evolving risks of material misstatement in our financial statements and design and implement changes to our controls in response to those risks, (iii) effective monitoring controls to verify the proper and consistent functioning of our internal controls, and (iv) effective information and communication controls between various functions within the company to verify complete and accurate financial reporting. These material weaknesses contributed to the following additional material weaknesses:
•
We did not design and maintain adequate written policies and procedures for accounting and financial reporting. Further, we did not design and maintain effective controls related to the period-end financing reporting process and significant account balances, including ensuring that there is adequate documented evidence of a sufficient level of management review or over complex estimates and judgmental areas of accounting and financial reporting.
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

During the quarter ended September 30, 2025, we have taken the following remedial actions:

•
Conducted internal controls performance and documentation training for all employees;

•
Developed a comprehensive risk assessment process to assess and identify existing and developing risks and designed and implemented changes to our controls in response to those risks;
•
Developed a cross-functional, quarterly alignment process to ensure all material information is communicated and disclosed, including meetings and certifications of key stakeholders throughout the business;
•
Substantially enhanced our policies and procedures;

The actions above were in addition to the remedial actions completed during the previous quarters, which included:

•
Hired additional personnel, with experience commensurate with our financial accounting and reporting requirements;
•
Engaged external consultants with appropriate internal controls experience to assist us in further analysis of the design and implementation of certain internal controls to address the identified deficiencies;
•
Designed and implemented IT general controls over IT systems that are material to the preparation of our financial statements, including change management, user access, and computer operations controls.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

We believe the above actions will be effective in remediating parts of the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c)
Insider Trading Arrangements and Policies.

The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Russell Ford Chief Executive Officer	8/18/2025	11/18/2026	Covers the sale of up to 1,006,955 shares of common stock by RSSA Ford Family LLC

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of StandardAero, Inc.	8-K	001-42298	3.1	10/3/2024
3.2	Amended and Restated Bylaws of StandardAero, Inc.	8-K	001-42298	3.2	10/3/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

StandardAero, Inc.

Date: November 10, 2025	By:	/s/Russell Ford
Russell Ford
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Daniel Satterfield
Daniel Satterfield
Chief Financial Officer
(Principal Financial Officer)