Form 10-K
period 2025-12-31
StandardAero, Inc.
filed 2026-02-26
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, based upon the last sale price of such voting common stock on that date, was $4,465,333,414.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026, was 332,654,814.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated herein by reference in Part III.

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

On September 5, 2024, we changed our name from Dynasty Parent Co., Inc. to StandardAero, Inc. In connection with our initial public offering on October 2, 2024 (our “IPO”), we and our immediate parent, Dynasty Parent Holdings, L.P., effected the Restructuring Transactions. The Restructuring Transactions consisted of (i) the 103-for-one forward stock split of our common stock, (ii) the liquidation and dissolution of Dynasty Parent Holdings, L.P. and (iii) the distribution to holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. an aggregate of 275,053,375 shares of our common stock, and to holders of Class B Units of Dynasty Parent Holdings, L.P. an aggregate of 6,158,255 shares of our common stock.

Unless the context otherwise requires or we otherwise state, references in this Annual Report on Form 10-K for the year ended December 31, 2025 to:

•
the term “Acquisition” refers to the acquisition by Dynasty Acquisition Co., Inc., pursuant to that certain stock purchase agreement as amended, restated, supplemented or otherwise modified from time to time, dated December 18, 2018, of all of the equity interests of StandardAero Holding Corp., a Delaware corporation;
•
the term “Canadian Borrower” refers to Standard Aero Limited (as successor in interest to 1199169 B.C. Unlimited Liability Company) that is the indirect wholly owned subsidiary of the Company;
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
•
the term “GIC Investor” refers to Hux Investment Ptd. Ltd.;
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
•
the term “New 2024 Term B-1 Loan Facility” refers to a senior secured U.S. Dollar term B loan facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million;
•
the term “New 2024 Term B-2 Loan Facility” refers to a senior secured U.S. Dollar term B loan facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million;

•
the term “New 2024 Term Loan Facilities” means, together, the New 2024 Term B-2 Loan Facility and the New 2024 Term B-1 Loan Facility;
•
the term “New Credit Agreement” refers to that certain New Credit Agreement (as amended, restated, modified and/or supplemented from time to time), dated as of October 31, 2024, governing the New Senior Secured Credit Facilities;
•
the term “New Senior Secured Credit Facilities” refers to, collectively, (i) the New 2024 Term Loan Facilities and (ii) the New 2024 Revolving Credit Facility;
•
the term “Prior 2023 Term B-1 Loan Facility” refers to the senior secured U.S. Dollar term loan B facility in an original aggregate principal amount of $1,802.5 million;
•
the term “Prior 2023 Term B-1 Loans” refers to the senior secured U.S. Dollar term loans incurred under the Prior 2023 Term B-1 Loan Facility by Dynasty Acquisition pursuant to the Prior Credit Agreement;
•
the term “Prior 2023 Term B-2 Loan Facility” refers to the senior secured U.S. Dollar term loan B facility in an original aggregate principal amount of $772.5 million;
•
the term “Prior 2023 Term B-2 Loans” refers to the senior secured U.S. Dollar term loans incurred under the Prior 2023 Term B-2 Loan Facility by the Canadian Borrower, pursuant to the Prior Credit Agreement;
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
•
the term “Prior 2024 Term B-1 Loan Facility” refers to the senior secured U.S. Dollar term B loan facility in an original aggregate principal amount of approximately $1,993.5 million;
•
the term “Prior 2024 Term Loan B-2 Facility” refers to the senior secured U.S. Dollar term B loan facility in an original aggregate principal amount of approximately $768.6 million;
•
the term “Prior 2024 Term Loan Facilities” refers collectively to the Prior 2024 Term B-1 Loan Facility and the 2024 Term B-2 Loan Facility;
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
•
risks related to the ownership of our common stock, including the fact that Carlyle owns a significant amount of our voting power, and its interest in our business may be different than yours; and other factors set forth under “Part I Item 1A. Risk Factors” elsewhere in this Annual Report.

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

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, those set forth under “Risk Factors” elsewhere in this Annual Report.

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

OEM Authorizations and Licenses

OEMs grant certain participants in the engine and airframe services market authorizations or licenses to perform repair and overhaul services on the products they manufacture. OEMs maintain close commercial control of their authorized maintenance networks and in certain cases grant a limited number of authorizations or licenses. We hold exclusive or semi-exclusive licenses directly with the OEM as the only independent service provider in North America officially authorized to service a number of our platforms, including the Rolls-Royce RB211-535, AE 1107, AE 2100 and AE 3007, the Honeywell HTF7000, and the Safran Arriel, and were the first independent CFM International LEAP-1A and LEAP-1B Premier MRO service provider in the Americas.

These contracts typically require us to pay an authorization fee to the relevant OEM and, in some cases, also require us to pay annual authorization fees and royalties or to fulfill other conditions set by the OEM. In the past, our OEM authorizations or licenses have been renewed or extended at their expiration.

Customers

For the year ended December 31, 2025, approximately 80% of our revenue was derived from customers with whom we have long-term agreements. Of our remaining transactional business, a significant portion stems from repeat customers.

We service approximately 5,000 customers globally, though we have historically derived, and may continue to derive, a significant portion of our revenue from a small number of customers. When all subsidiaries and divisions of a single parent are regarded as a single customer, for the years ended December 31, 2025, 2024 and 2023, our top four OEM customers accounted for approximately 36%, 41% and 43% of our revenue, respectively. See “Part I. Item 1A. Risk Factors - A significant portion of our revenue is derived from a small number of customers.”

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

Competitive Environment

The market for the services that we provide is highly competitive, and competition is based on quality, the ability to perform and deliver on-time, and price. Our primary competitors include the service divisions of OEMs, other independent aftermarket service providers, in certain cases the in-house maintenance services divisions of the commercial airlines and U.S. and foreign militaries, and engine component repair specialists. For more information, see Item 1A., Risk Factors, “Competition in our business is intense given the market in which we participate and the range of services that we provide within that market.”

Sales and Marketing

We market and sell our services to approximately 5,000 customers.

Sales for our aftermarket services are made through a combination of direct marketing, trade shows, sales personnel and a very limited network of agents or independent representatives where we have insufficient opportunity to justify dedicated sales resources. Actual sales methods vary depending on the particular product line, service offering and customer market. The typical industry structure is for quotes to be requested, and each division has a pricing and bid team that supports sales in vetting prospects, managing pipeline and formally responding to bid opportunities with quotes or program proposals. The company has a formal Contract Tender Acceptance process for large program bids and new platform opportunities.

Human Capital Resources

We employ approximately 8,000 people worldwide as of the end of 2025, with operations across the United States, Canada, the United Kingdom, France, Ireland, Singapore, Australia, the Netherlands, Romania, South Africa, Brazil and Kenya. Our workforce is predominantly non‑unionized, with collective bargaining agreements in the United Kingdom, Ireland and Australia, standard works council arrangements in France, and a statutory bargaining unit in the Netherlands, collectively covering roughly 10% of our employees. We maintain strong employee relations and has not experienced any material work stoppages or strikes.

Human capital development, attraction, and retention are central to our business strategy. In response to industry-wide demographic shifts and increasing retirements, we have taken proactive steps to strengthen workforce sustainability. These efforts include expanding partnerships with local schools, significantly scaling our internship programs, and offering technical training pathways for recent graduates, military veterans, and individuals transitioning from adjacent industries. We operate key training programs in Winnipeg, San Antonio, Dallas, Van Nuys and through a newly launched apprenticeship scheme in the United Kingdom. Our seasoned in‑house recruiting team further supports the attraction of experienced industry talent.

We invest in competitive compensation and benefits supported by a global job architecture, with bonus programs tied directly to financial and operational performance. Additional incentive programs recognize contributions to continuous improvement, quality, and safety. To enhance retention and employee engagement, we recently launched a global “voice of the employee” initiative to better understand workforce priorities and reinforce its position as an employer of choice.

We support our employee development with a suite of leadership and professional development programs. Employees worldwide have taken part in leadership education programs, covering leadership development from frontline skills to senior-level strategic development. We deliver training through blended learning models that combine hands‑on classroom instruction with online modules delivered via a structured Learning Management System. Curriculum offerings include both technical and interpersonal skill development, such as effective meeting leadership and managing a multigenerational workforce.

We also embed our core values into everyday operations through a values‑based performance management framework. Employee evaluations assess both results and behaviors, ensuring alignment with our values. Targeted training reinforces these expectations by translating values into practical actions and decision‑making approaches. This integrated system ensures that our values are consistently demonstrated, reinforced, and shared across all levels our organization.

Suppliers and Supply of Materials

We depend on certain component parts and material suppliers for our aftermarket services operations. Our authorizations and licenses from OEMs often require that we purchase component parts from the OEMs or their designated distributors. For the year ended December 31, 2025, our four largest parts suppliers, which consisted of OEMs, accounted for a substantial majority of our total parts purchases. The loss of any of these key suppliers could have a material adverse effect on our business. We have at times experienced delays in receiving component parts and raw materials from our key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Industry—We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition.”

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

Environmental, Health and Safety Matters

We are subject to various international, federal, state and local statutes, ordinances, rules and regulations concerning the environment, health and safety, including regarding sustainability. These laws and regulations govern, among other things, the generation, storage, treatment, disposal handling, use and transportation of regulated materials, the emission and discharge of such materials into the environment and the safety, health and well-being of our workforce. Pursuant to such laws, environmental permits are required for some of our operations. From time to time, federal, state or local agencies may review compliance with environmental permits and other requirements and may levy fines and penalties, among other sanctions, for failure to strictly comply with applicable environmental permits or other requirements, modify, refuse to renew or revoke environmental permits, or impose additional requirements for future compliance as a result of past failures. We believe that we are currently in substantial compliance with environmental laws. We incur capital and operating costs relating to environmental compliance on an ongoing basis. While we do not believe that these environmental-related expenditures have a material adverse effect on our financial condition or results of operations as a whole, environmental requirements could become more stringent, and could be more strictly enforced in the future, which could increase our costs.

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

A reduction in flight activity of aircraft and changes in customer travel patterns both in the United States and abroad could result in reduced demand for aftermarket services. A deteriorating airline environment may also result in commercial airlines deciding to retire some of the aircraft that use engine platforms that we service, excess capacity in the aftermarket and increased competition for aftermarket service work and additional airline bankruptcies, and in such circumstances, we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations. In addition, weak national and local economic conditions, or changes in owner or operator fees or taxes by the Federal Aviation Administration (the “FAA”) or tax incentives by the U.S. Internal Revenue Service (the “IRS”), may contribute to a decline in the demand for business jet transportation, and thus would reduce the requirements for aftermarket services in the business aviation industry.

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

A portion of our revenue is derived from contracts, directly or indirectly, with the U.S. military that are subject to U.S. government contracting rules and regulations. A decline in the level of operational activity of the U.S. military or decreases in budget, spending or outsourcing by the U.S. military end-users could adversely affect our business, results of operations and financial condition. The demand for our aftermarket services in the military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (“DoD”) budget. Services to our military end-users accounted for $1,081.0 million, or 17.8%, of our revenue for the year ended December 31, 2025, and $993.4 million, or 19.0% of our revenue for the year ended December 31, 2024. U.S. federal law currently prevents U.S. military departments and agencies from using more than 50% of their funding for depot-level maintenance of core assets on outsourced work without a waiver from the Secretary of Defense, which impacts the size of the overall market for our services. Additionally, the retirement of mature aircraft from the U.S. military may decrease the need for our aftermarket services. Defense spending by United States, Canadian, European and other governments worldwide has fluctuated in recent years, at times resulting in reduced demand for our services. Growth in revenue to our military customers depends upon continued outsourcing by military end-users of certain aftermarket service functions to the civil industrial base.

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

Our business depends on maintaining a sufficient supply of parts, components and raw materials to meet our customers’ demands and maintain the operation of our business and services. Global supply chain and labor markets are continuing to experience high levels of disruption, such as that caused by attacks on commercial vessels in the Red Sea, causing significant materials and parts shortages, as well as demurrage, delivery delays, labor shortages, energy cost increases and freight price increases. Current geopolitical conditions, including sanctions, other trade restrictive actions and strained intercountry relations, are contributing to these issues. These issues could lead to significant supplier performance failures and delays. Disruptions to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services to our customers and, thus, could adversely affect our business, results of operations and financial condition.

In particular, we source the materials, parts and components for our business from OEMs and material suppliers. Our authorizations from OEMs often require that we purchase component parts from the OEMs or their designated distributors. Our business, therefore, could be adversely impacted by factors affecting our OEMs and other suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, including damage or disruption by external factors, including wars or other conflicts, terrorism, weather-related events (including due to climate change), acts of God, natural disasters or other similar events, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers.

For the years ended December 31, 2025 and 2024, our four largest parts suppliers, which consisted of OEMs, accounted for a substantial majority of our total parts purchases. If we were to lose a key supplier or were unable to obtain the same levels or quality of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could adversely affect our business, results of operations and financial condition. In addition, if our key suppliers increase the prices of their products, it would negatively affect our operating results if we were not able to pass these price increases through to our customers, which could lead to decreased sales, profit margins and earnings.

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

We have derived, and may continue to derive, a significant portion of our revenue from a small number of customers. When all subsidiaries and divisions of a single parent are regarded as a single customer, for the years ended December 31, 2025 and 2024, our top four OEM customers accounted for approximately 36% and 41% of our revenue, respectively. We cannot assure you that these customers will continue to contract with us on terms currently in effect or other terms which are favorable but not currently in effect, or whether they will elect to contract with our competitors or attempt to perform the services themselves. We are party to a number of long-term contracts with each of our top customers, with such contracts typically covering specific engine platforms or certain aspects of our relationship with the customer. Some of these customers have the right to terminate certain contracts without penalty with advance written notice. These contracts generally do not include any minimum purchase requirements for the customers and were made in the ordinary course of business. As a result, these customers could stop purchasing our services, reduce or defer the need for our services or request reduced pricing structures at any time. We may therefore need to adapt our pricing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, a macroeconomic downturn or any other cause of consolidation in the commercial, military and business aviation industries or among our other customers could significantly increase the market share and bargaining power of a limited number of customers and give them significant additional leverage to negotiate more favorable terms and place greater demands on us. The loss of any of these customers, if not offset by revenue from new or other existing customers, or any inability of any customer to pay amounts as and when due, could adversely affect our business, results of operations and financial condition. A significant portion of our revenue from commercial, military and business aviation customers is derived from services we provide on behalf of OEMs as a subcontractor and authorized provider for services the OEMs provide to their customers. As a result, we could be adversely affected by changes in demand by OEMs or OEMs’ customers or by a loss or non-renewal of an OEM authorization for any of our platforms.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or consolidated financial statements will not be prevented or detected on a timely basis. As we have previously been a privately held company, we were not subject to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting.

The following material weaknesses exist as of December 31, 2025:

Control environment and monitoring controls

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, we did not design and maintain effective monitoring controls to verify the proper and consistent functioning of our internal controls.

These material weaknesses contributed to the following additional material weaknesses:

Period-end financial reporting and significant account balances

We did not design and maintain effective controls related to the period-end financial reporting process and significant account balances, including ensuring that there is adequate documented evidence of a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting.

Information technology general controls

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

We are subject to income taxes in the United States and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future results of operations could be adversely affected by changes in our effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the United States and the other jurisdictions in which we operate, such as the 15% global minimum tax under the Organisation for Economic Co-operation and Development Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. As of December 31, 2025, among the jurisdictions in which we operate, only the United States has not enacted legislation adopting the Pillar Two Rules. Furthermore, On January 5, 2026, the OECD released a “side-by-side” package that generally establishes an exemption for U.S. multinationals from the global 15% minimum tax. However, implementation of the package depends on domestic legislation and regulation in OECD member countries and is subject to subsequent review.

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

Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. As a result, we and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect to continue to experience more frequent and increasingly advanced cyberattacks in varying degrees. We cannot guarantee that these will not have a material impact on our operations or financial results. Additionally, in some cases, we must rely on the safeguards put in place by our customers, suppliers, vendors and other third parties to protect against and report cyberattacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of our IT Systems or Confidential Information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. For example, we are required to disclose material cybersecurity incidents pursuant to disclosure rules promulgated by the SEC. Any public disclosure relating to a material cybersecurity incident could harm our reputation, result in litigation and adversely affect our business, results of operations and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

In addition, we are subject to domestic and international cybersecurity-related laws and regulations, alongside government, customer and other cyber and security requirements. The scope and breadth of these requirements have expanded our compliance obligations, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment and compliance requirements, including the application and interpretation of such requirements, to continue to evolve, and staying apace with these regulatory changes could require us, our suppliers and our business partners to modify existing practices, increase operational and compliance expenditures, and incur new or additional information technology and product development expenses. Given that compliance with such requirements and regulatory changes can take time, it is possible that our practices may not at all times comply fully or partially with all applicable requirements. For example, certain of the Company’s contracts are subject to the Cyber security and IT controls requirements of Defense Federal Acquisition Regulation Supplement (“DFARS”) for the protection of “covered defense information” (as that term is defined in DFARS 252.204-7012). Additionally, as a contractor to the DoD, we must comply with the controls outlined in the National Institute of Standards and Technology Special Publication 800-171, the DoD's assessment reporting requirements and/or the DoD’s specific agency cybersecurity requirements.

Furthermore, we are subject to enhanced requirements, including Cybersecurity Maturity Model Certification (“CMMC”) assessments and/or certifications as as of November 10, 2025 when the 48 CFR CMMC acquisition rule became effective. Depending on the DoD agency and type of contract, we might be required to receive specific third-party cybersecurity certifications to be eligible for contract awards. Any failure to comply with these requirements could restrict our ability to bid for, be awarded and/or perform on DoD contracts. The DoD expects that all new contracts comply with CMMC. To the extent we, or our subcontractors or other third parties on whom we rely, are unable to achieve certification in advance of contract awards that specify the requirement, we may be unable to bid on contract awards or follow-on awards for existing work with the DoD, which could materially and adversely affect our results of operations, financial condition, business and prospects. We will also be required to go through a recertification process periodically, which may increase our costs of compliance relating to such certification and may cause operational delays. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance. Further, as a United Kingdom government contractor, we are required to demonstrate our Cyber Essentials Certification on an annual basis. Due to our current contracts with the Australian Government, we must also comply with the eight cybersecurity controls outlined by the Australian Cyber Security Center (ACSC) Essential Eight framework. Complying with such numerous and complex regulations in the event of an incident could be expensive and difficult. Any actual or perceived non-compliance with such requirements could result in reputational, litigation and financial risks, losses and liabilities under our current contracts and adversely impact the prospects for certain new ones.

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

We and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving and developing. For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In addition, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (“CCPA”) requires covered businesses that process personal information of California residents (including residents acting in an employment and business-to-business capacity) to, among other things: provide certain disclosures to California residents regarding the business’s collection, use and disclosure of personal information; receive and respond to requests from California residents to access, delete and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA is enforceable by the California Attorney General and the California Privacy Protection Agency. The California Privacy Protection Agency is continuously amending the CCPA regulations, building upon the requirements in the CCPA, including with respect to cybersecurity audits, automated decision‑making and risk assessments. In the event of an actual or perceived violation of the CCPA, these regulators could seek severe statutory damages, injunctive relief or agreed settlements providing for ongoing audit and reporting requirements. There is also a private right of action relating to certain data security incidents. The CCPA has required and will likely continue to require us to modify our data collection or processing practices and policies or our business model and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation, which could have an adverse effect on our business, results of operations, and financial condition.

The enactment of the CCPA has also prompted a wave of comprehensive privacy laws in a number of U.S. states, with even more states considering their own laws, creating a patchwork of overlapping, but different state laws. These laws are similar to the CCPA, but also impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. There are also efforts in Congress working on new federal data protection and privacy frameworks to which we may become subject if it is enacted. Such legislation will likely add additional complexity, variation in requirements, restrictions and potential legal risk, and require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and changes in business practices and policies. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

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

In particular, we are subject to data protection laws in Europe including the General Data Protection Regulation 2016/679 and the United Kingdom General Data Protection Regulation and Data Protection Act of 2018 as amended from time to time (collectively, the “GDPR”), which impose stringent data protection obligations for processors and controllers of personal data with the risk of enforcement action, civil claims (including class actions), significant penalties or requirements for us to cease or change how we process personal data and conduct our business.

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

Applicable requirements regarding data privacy and the processing of information in the United States, Europe and other jurisdictions, and the application and interpretation of such requirements, are continuously evolving and subject to potentially differing interpretations, which increases the complexity of compliance and has required, and may require in the future, us to modify our practices, implement a variety of compliance measures, and incur compliance-related costs and expenses. It is also possible that we could become subject to a regulatory inquiry or investigation and be required to take additional compliance steps or incur costs in remediating any identified issues. We continue to develop and update our policies, procedures and data transfer mechanisms in accordance with requirements under applicable data privacy and protection laws and regulations. Additionally, as these requirements may be inconsistent from one jurisdiction to another or conflict with other rules or our practices, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

Furthermore, the regulatory framework around the development and use of emerging artificial intelligence (“AI”) technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations related to AI, machine learning, large language models, and additional emerging data technologies. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies have entered into force in the EU and United States. For example, in Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the EU AI Act’s substantive requirements, such as transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, will apply from August 2, 2026, and will impose penalties of between 3% and 7% of an undertaking’s worldwide annual turnover. Additionally, in the United States, legislation related to AI technologies has been introduced at the federal level and enacted or proposed at the state level as well, including in California, Colorado and Texas. Some enacted or proposed frameworks include requirements focused on transparency, risk-management and accountability for AI technologies, while others focus on high-risk uses of AI, the use of automated decision-making technology or companies that are developers or deployers of AI technologies We expect more laws focused on the development and deployment of AI technologies to be passed in the future, which will create more compliance requirements and potentially differing requirements across different jurisdictions in which we operate. Furthermore, the Trump administration’s approach to investment in and regulation of AI technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the federal government may seek to pre-empt state laws when they seek to govern certain topics, as evidenced by the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The cost to comply with such laws, regulations, or decisions and/or guidance could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies), which could impact our ability to develop, use and commercialize AI technologies in the future.

Moreover, it is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations. For example, the EU Data Act came into effect on September 12, 2025, and introduces rules regarding access to product data generated from the use of connected products and their related services, which includes making product data accessible to the user free of charge. Where the EU Data Act applies, non-compliance can result in regulatory enforcement and fines, civil claims, and reputational damage. In addition, any failure, or perceived failure, by us to comply with any U.S. federal, state or foreign privacy, processing of personal information, consumer protection or e-marketing related laws, regulations, standards or other requirements to which we may be subject or other legal obligations relating to these matters, any regulatory inquiry, or any significant data breach, could adversely affect our reputation, brand and business, result in claims, investigations, proceedings or actions against us by individuals, consumer rights groups, private and public customers, governmental regulatory entities or others or other penalties or liabilities, or require us to change our operations and/or cease using certain data sets. We could incur significant costs in responding to any inquiries or investigating and defending such claims, investigations, proceedings or actions and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be adversely affected.

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

Risks Related to Government Regulation and Litigation

Changes to U.S. tariff and import/export regulations may have a negative effect on our business, financial condition and results of operations

There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties and tariffs under President Trump’s administration. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. We have operations, customers and suppliers in the U.S., Canada and other countries and regularly import and export goods and services to and from those countries. An increase in tariffs could have a material impact on our costs and on the demand for our products and services.

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

We must comply with various laws and regulations relating to the export of products, services and technology and the economic and trade sanctions and other laws and regulations imposed, administered and enforced by the United States and other countries having jurisdiction over our operations. In the United States, these laws include, among others, the U.S. Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce's, Bureau of Industry and Security, the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State's Directorate of Defense Trade Controls (“DDTC”) and the economic and financial sanctions and trade embargoes administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”) or the U.S. Department of State. Certain of our products have military or strategic applications and are on the munitions list of the ITAR or are so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. In addition, we must maintain a registration with DDTC under the ITAR. Sanctions laws and regulations, including those administered by OFAC, may restrict or prohibit (unless authorized by relevant authorities) transactions or other business with certain countries or territories and individuals and entities that are targeted by sanctions, including those areas subject to U.S. trade embargoes (currently Cuba, Iran, North Korea, the Crimea region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic) and individuals and entities listed on Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List, as well as similar lists maintained by relevant regulators. Any failures to comply with these export controls and sanctions laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties, including the loss of export privileges. Any changes in export controls or sanctions or laws or regulations may further restrict the export of our products or the services that we may provide. Any restrictions on the export of our products or product lines, or on the services that we provide, could adversely affect our business, results of operations and financial condition.

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

Our business is subject to certain risks associated with doing business internationally. Most of our operations are in North America, but we also have operations in other markets and may, in the future, expand organically or through acquisition into additional markets. We have a presence in many different countries, with facilities in 11 countries. Revenue from our customers outside of the United States and Canada represented approximately 32% and 30% of our total revenue for the years ended December 31, 2025 and 2024, respectively.

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

We are monitoring the ongoing conflicts between Israel and Hamas and between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the United States, the United Kingdom, the European Union and others. Although the conflicts had not, nor are expected to have, a direct material adverse impact on our business, the implications of the Israel and Hamas and Russia and Ukraine conflicts in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, the availability of certain raw materials for engine components, parts and accessories, embargoes on flights from certain airlines, sanctions on certain individuals and companies, and the stability of certain customers could impact the global economy and aviation sector.

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

Given the nature of our business and the industries we serve, we must anticipate and respond to market, technological, regulatory and other changes driven by broader trends related to greenhouse gas emission reduction efforts in response to climate change and energy security concerns. These changes present risks for our business, which provides services to customers in the aviation sector that have historically been carbon-intensive, and we expect will remain important to efforts globally to lower greenhouse gas emissions. In the aerospace industry, greenhouse gas emission reduction over time may require a combination of continued technological innovation in the fuel efficiency of engines, expanded use of sustainable aviation fuels and the further development of hybrid-electric and electric flight and hydrogen-based aviation technologies. The risk of insufficient availability of low-carbon fuels (such as sustainable aviation fuels or hydrogen) may compromise the pace and degree of emission reduction within the aviation sector. Our success in advancing greenhouse gas emission reduction objectives across our business will depend in part on our actions, the actions of governments, regulators and other market participants to invest in infrastructure, create appropriate market incentives and to otherwise support the development of new technologies. The process of developing new high-technology products and enhancing existing products to mitigate climate change is often complex, costly and uncertain, and we may pursue strategies or make investments that do not prove to be commercially successful in the time frames expected or at all.

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

Investors, employees, customers, governmental and regulatory bodies and other stakeholders are focused on companies’ performances on a variety of sustainability and ESG matters, among other topics, which are considered to contribute to the long-term sustainability of companies’ performances. A variety of organizations measure the performances of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment and voting decisions, with some relying on proprietary or third-party ESG ratings to measure performances of companies on ESG parameters. Topics taken into account in such assessments include, among others, climate change, environmental impacts, employee engagement, human and labor rights, responsible sourcing, low carbon transition, sustainability transparency, responsible use of artificial intelligence, the role of the board of directors in supervising various ESG issues and broader governance issues.

In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters that could otherwise materially impact our business and operations. For example, we may be subject to the climate-related laws from the State of California that require in-scope entities to disclose their greenhouse gas emissions, provide a climate-related financial risk report, as well as for entities that market, sell, purchase, or use voluntary carbon offsets and/or make certain claims regarding the reduction of greenhouse gas emissions, or publish information about the offsets and/or reduction claims annually on their website. Other state legislatures have considered similar or conflicting rules. We may also be subject to, or indirectly impacted by, the requirements of the European Union’s sustainability reporting directives and related Taxonomy Regulation. In addition, we may be subject to International Sustainability Standards Board’s sustainability and climate-related disclosure standards, as various countries have adopted or have indicated their intent to incorporate, account for or otherwise adopt such standards as law, including the United Kingdom, Canada, Japan, Singapore, China, Australia and Kenya. Further, we may be impacted by carbon taxes and renewable energy and fuels utilization mandates implemented across our operating jurisdictions, as well as our suppliers and customers, which might increase operational costs and procurements costs, negatively impacting our business. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials, and, in turn, may adversely affect our business, results of operations and financial condition. Moreover, these requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Additionally, many of our suppliers, customers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.

In light of regulators’ and other stakeholders’ focus on sustainability and ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s various expectations as to our proper role or our own sustainability and ESG goals and values. This could lead to risks of litigation or reputational damage relating to our ESG policies, goals or performance. As we continue to focus on developing ESG practices, and as stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have made disclosures in these areas. Such disclosures may reflect aspirational goals, targets and other expectations and assumptions, which are necessarily uncertain and may not be realized. Certain anti-ESG advocates have brought legal challenges regarding corporate sustainability initiatives and goals, and to the extent we are subject to such challenges, it may require us to incur costs or otherwise adversely impact our business. Conversely, failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our reputation, customer attraction and retention and access to capital, expose us to reputational, regulatory or litigation risks or otherwise adversely affect our business, results of operations and financial condition.

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

We maintain defined benefit pension plans covering employees who meet age and service requirements. Assets available to fund the pension obligations of one of our U.K. defined benefit plans was underfunded as of December 31, 2025. If we have underfunded pension plans in the future, we may need to make additional cash contributions to these plans, and this could divert resources from our operations and may adversely affect our business, results of operations and financial condition.

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

We have a significant amount of indebtedness. As of December 31, 2025, we had total indebtedness outstanding of $2,247.2 million, including $2,227.5 million under the New Credit Agreement. As a result of our substantial indebtedness, a significant amount of our cash flows will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations or have future borrowings available under the New 2024 Revolving Credit Facility to enable us to repay our indebtedness or to fund our other liquidity needs.

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
•
increasing our vulnerability to general adverse economic and market conditions, including inflation, the risk of rising interest rates and tariffs;
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

As of December 31, 2025, we had total indebtedness outstanding of $2,247.2 million, including $2,227.5 million under the New Credit Agreement. We and our subsidiaries may incur significant additional indebtedness in the future. Although the New Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional indebtedness. The additional indebtedness we may incur in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness (including, among others, trade payables and other expenses incurred in the ordinary course of business). Additionally, pursuant to the New Senior Secured Credit Facilities, we have the option to raise incremental term loans, to raise incremental revolving credit facility commitments, to increase the commitments under the New 2024 Term Loan Facilities and to increase the commitments under the New 2024 Revolving Credit Facility by certain amounts. If new debt is added to our current debt levels, the related risks that we now face would increase.

We may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position and results of operations and our ability to satisfy our debt obligations. Additionally, if we cannot make scheduled payments on our debt, we will be in default under the New Credit Agreement. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the New Credit Agreement would permit the lenders under the New 2024 Revolving Credit Facility to terminate all commitments to extend further credit under the New Senior Secured Credit Facilities. Furthermore, if we were unable to repay the amounts due and payable under the New Senior Secured Credit Facilities, the lenders thereunder could proceed against the collateral securing the indebtedness owing under our New Credit Agreement, including our available cash.

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

A breach of a covenant under the New Credit Agreement could result in an event of default thereunder. Such a default, if not cured or waived, may allow the lenders under the New Senior Secured Credit Facilities to accelerate the debt in respect thereof and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the New Credit Agreement would permit the lenders under the New 2024 Revolving Credit Facility to terminate all commitments to extend further credit under the New 2024 Revolving Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under the New Senior Secured Credit Facilities, the lenders thereunder could proceed against the collateral securing the indebtedness owing under our New Credit Agreement, including our available cash.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the New Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2025, assuming that the New Senior Secured Credit Facilities were fully drawn, each 1 percentage point change in interest rates would have resulted in a change of approximately $30.0 million in annual interest expense on the indebtedness under the New Senior Secured Credit Facilities. We have entered into, and may in the future enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness. Alternatively, any swaps we have entered into, or may enter into in the future, may not fully or effectively mitigate our interest rate risk.

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

Carlyle owns a significant amount of our voting power, and their interests in our business may be different than yours.

As of January 29, 2026 Carlyle owns approximately 31.4% of our common stock. Pursuant to the Stockholders Agreement, Carlyle has the right to designate a majority of our directors until it owns less than 25% of our outstanding shares of common stock. As a result, Carlyle or its nominees to the board of directors have the ability to strongly influence or effectively control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. Although Carlyle no longer owns a majority of our common stock, they have the ability to strongly influence the vote in any election of directors and could have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of Carlyle may differ from or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a large stockholder.

We have historically paid Carlyle an annual fee for certain advisory and consulting services pursuant to a consulting services agreement. In connection with our IPO, the consulting services agreement was amended and restated and is in full force and effect until the earlier of the second anniversary of the consummation of the IPO and the date on which Carlyle Investment Management L.L.C. and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of our outstanding common stock. In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Carlyle may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

We are not a “controlled company” within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

Since May 2025, Carlyle no longer owns a majority of our common stock. As a result, we are no longer a “controlled company” within the meaning of the corporate governance standards of the NYSE and the rules of the SEC. However, even though we are no longer a “controlled company,” we continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period concluding in May 2026. During this one-year transition period, we may elect not to comply with certain corporate governance requirements, including:

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

We do not currently and do not intend to rely on the exemptions listed above, however we may elect to rely on certain of these exemptions until the conclusion of the one-year transition period in May 2026. As a result, in the future, our board of directors and those committees may have more directors who do not meet the NYSE’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

The shares of our common stock held by Carlyle, together with shares held by certain of our directors, executive officers and other affiliates, as that term is defined under Rule 144 of the Securities Act (“Rule 144”), are “restricted securities” as defined under Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.

Pursuant to the Stockholders Agreement, Carlyle has certain registration rights with respect to our common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement. If Carlyle exercises its registration rights, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

In addition, our shares of common stock reserved for future issuance under the 2024 Plan, the ESPP and the Prior Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable.

We may also issue our securities in connection with investments or acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders and the securities issued may have rights that are senior to our common stock.

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
•
granting to our board of directors the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the Stockholders Agreement) to fill any vacancy on the board of directors, except that for so long as the Stockholders Agreement remains in effect, Carlyle will have the right to fill any vacancy resulting from the death, removal or resignation of a director designated by Carlyle as long as Carlyle continues to have the right to designate such director position;
•
limiting the ability of stockholders to remove directors without cause;
•
authorizing the issuance of “blank check” preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;
•
prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);
•
eliminating the ability of stockholders to call a special meeting of stockholders;

•
establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and
•
requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our amended and restated certificate of incorporation or amended and restated bylaws.

Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person, individually or together with any other interested stockholder, who owns or within the last three years has owned 15% of our voting stock, unless the business combination is approved in a prescribed manner. We have elected to opt out of Section 203 of the DGCL; however, our amended and restated certificate of incorporation contains a provision that is of similar effect, except that it will exempt from its scope Carlyle, and any of its direct or indirect transferees and any group as to which such persons or entities are a party.

In addition, Carlyle currently has the right to designate six of our nine directors and will continue to have the right to designate a majority of our directors until it owns less than 25% of our outstanding shares of common stock.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, none of Carlyle, the GIC Investor or any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates. In addition, to the fullest extent permitted by law, in the event that Carlyle, the GIC Investor or any non-employee director acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or himself or its or his affiliates or for us or our affiliates, such person has no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and they may take any such opportunity for themselves or offer it to another person or entity. For example, a director of our company who also serves as an officer, director, employee, agent, stockholder, member, partner or affiliate of Carlyle or its affiliates, or any of their respective portfolio companies or affiliated funds may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Carlyle or the GIC Investor to itself or its affiliates or its respective portfolio companies or affiliated funds instead of to us.

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

Our amended and restated certificate of incorporation and amended and restated bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine will have to be brought only in the Court of Chancery of the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). Our amended and restated certificate of incorporation and amended and restated bylaws also require that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. These provisions do not apply to any suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts of the United States have exclusive jurisdiction, subject to applicable law.

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

As of December 31, 2025, we had U.S. federal and state disallowed interest expense carryforwards under Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), of approximately $786.0 million ($185.6 million tax effected). Our ability to utilize our disallowed interest expense carryforwards (the “Tax Attributes”) may become limited under Section 382 of the Code. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the IRS for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased as certain gains are, or are treated as, recognized during the five-year period beginning on the date of the “ownership change.”

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

If we redeem or repurchase shares of our stock, we could be subject to an excise tax.

The Inflation Reduction Act of 2022 imposed a 1% excise tax on the fair market value of stock on certain repurchases (including redemptions) of stock by publicly traded corporations on or after January 1, 2023, subject to certain exceptions (including an exception that allows netting the amount of stock redemptions or repurchases against certain new issuances of stock). Subsequently, the U.S. Department of the Treasury issued final regulations providing additional rules about this excise tax. On December 9, 2025, our board of directors approved a stock repurchase program, effective immediately. The stock repurchase program authorizes us to repurchase up to $450.0 million of our common stock, subject to market conditions, contractual restrictions and other factors. As of the date of this report, $399.9 million remained available for repurchase under the stock repurchase program. If we redeem or repurchase shares of our common stock, we could be subject to this excise tax, unless we qualify for any of the exceptions that are provided in the Inflation Reduction Act, in the final regulations, or in other future laws, regulations or rules. Any such excise tax would be our liability and could increase the amount of tax that we are required to pay.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

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
•
Risk Assessments – Designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
Risk Response – A security team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents.
•
External Service Providers - We utilize external service providers, where we consider appropriate, to assess, test or otherwise assist with aspects of our security processes.
•
Risk Monitoring and Review – Monitoring of threats through threat intelligence feeds and security tools, the use of a Security Information and Event Management (SIEM) system for real-time detection, and periodic reassessments of risks as technology and threat landscapes evolve.
•
Training and Awareness – A dynamic role-based cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
Incident Management – Protocols that are designed to respond to cybersecurity incidents, including procedures for response, containment, eradication, and recovery, and a cybersecurity incident response plan.
•
Integration with Business Strategy – Cybersecurity risk considerations are factored into key business decisions and strategies, and cybersecurity initiatives are aligned with organizational risk appetite and priorities.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Risks Related to Information Technology, Intellectual Property and Cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") the oversight of cybersecurity and other information technology risks. The Committee oversees, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our VP of Information Security and Chief Information Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant. The management team, led by our Vice President of Information Security and Chief Information Officer, is primarily responsible for assessing and managing risks from cybersecurity threats.

The management team also includes Technology SME’s, Legal advisors, Business Unit leaders, HR representatives and Finance representatives to further assist our VP of Information Security and Chief Information Officer with assessing and managing our material risks from cybersecurity threats.

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

ITEM 2. PROPERTIES

Our headquarters are located in Scottsdale, Arizona. Our facilities are located primarily in the United States, Canada and the United Kingdom. In the United States, our largest operation facilities are in San Antonio, Dallas and Houston, Texas, and Cincinnati and Hillsboro, Ohio, Augusta, Georgia, Springfield, Illinois, Maryville, Tennessee, Kansas City, Missouri and Van Nuys, California and we have numerous sales and service facilities throughout the country. All our U.S. operating facilities are FAA authorized Repair Stations, pursuant to 14 C.F.R. Part 145. In the United Kingdom, our largest operation facilities are in Fleetlands and Almondbank. In Canada, our largest operation facilities are in Winnipeg, Manitoba and Summerside, Prince Edward Island along with other smaller sales and service facilities throughout the country. We also have facilities in France, Singapore, Romania, Ireland, Australia, South Africa, and Brazil. We believe that the equipment in use in our various facilities is of high quality, in part a result of capital expenditures made during the past several years and the redesign of certain of our facilities.

The following table sets forth certain information with respect to our material facilities:

Location	Production Area (Square Feet)	Use	Owned or Leased
Fleetlands, U.K.	731,000	Engine and airframe repair and overhaul	Owned

San Antonio, Texas, U.S.	716,000	Engine repair and overhaul	Leased

Winnipeg, Canada	654,000	Engine and component repair and overhaul	Owned/Leased

Cincinnati, Ohio, U.S.	582,000	Component repair and overhaul	Leased

Dallas, Texas, U.S.	384,000	Engine and component repair and overhaul	Leased

Springfield, Illinois, U.S.	199,000	Airframe repair and overhaul	Leased

Gonesse, France	182,000	Engine and component repair and overhaul	Owned

Location	Production Area (Square Feet)	Use	Owned or Leased
Almondbank, U.K.	178,000	Components and airframe repair and overhaul	Owned

Maryville, Tennessee, U.S.	167,000	Engine repair and overhaul	Owned/Leased

Summerside, Canada	157,000	Engine repair and overhaul	Owned

Augusta, Georgia, U.S.	218,000	Airframe and engine repair and overhaul	Leased

Houston, Texas, U.S.	127,000	Airframe and engine repair and overhaul	Leased

Kansas City, Missouri, U.S.	127,000	Component repair and overhaul	Leased

Hillsboro, Ohio, U.S.	108,000	Component repair and overhaul	Owned

Singapore	92,000	Engine and component repair and overhaul	Leased

Portsmouth, U.K.	91,000	Engine and component repair and overhaul	Owned

Van Nuys, California, U.S.	75,000	Airframe and engine repair and overhaul	Leased

Stockton, California, U.S.	63,000	Component repair and overhaul	Leased

Miami, Florida, U.S.	63,000	Component repair and overhaul	Leased

Langley, Canada	61,000	Airframe repair and overhaul	Leased

Prahova, Romania	53,000	Component repair and overhaul	Leased

Cork, Ireland	50,000	Component repair and overhaul	Leased

Phoenix, Arizona, U.S.	40,000	Engine and component repair and overhaul	Owned/Leased

Fort Myers, Florida, U.S.	25,000	Component repair and overhaul	Leased

Westminster, Canada	24,000	Engine repair and overhaul	Leased

Brisbane, Australia	23,000	Engine repair and overhaul	Owned

Scottsdale, Arizona, U.S.	21,000	Corporate headquarters	Leased

Location	Production Area (Square Feet)	Use	Owned or Leased

Johannesburg, South Africa	18,000	Engine repair and overhaul	Leased

Miramar, Florida, U.S.	17,000	Asset management	Leased

Palm City, Florida, U.S.	17,000	Component repair and overhaul	Leased

Broomfield, Colorado, U.S.	14,000	Component repair and overhaul	Leased

Pittsburgh, Pennsylvania, U.S.	12,000	Engine and component repair and maintenance	Leased

New London, North Carolina, U.S.	12,000	Engine and component repair and maintenance	Leased

St. Paul, Minnesota, U.S.	11,000	Engine and component repair and maintenance	Leased

West Palm Beach, Florida, U.S.	10,000	Engine and component repair and maintenance	Leased

Belo Horizonte, Brazil	6,000	Engine and component repair and maintenance	Leased

St. Louis, Missouri, U.S.	5,000	Engine and component repair and maintenance	Leased

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

Holders

As of February 20, 2026, there were 171 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

On December 9, 2025, our Board of Directors approved a stock repurchase program, effective at that date. The stock repurchase program authorizes us to repurchase up to $450.0 million of our common stock, subject to market conditions, contractual restrictions and other factors.

No purchases of equity securities were made during the fourth quarter of fiscal 2025. See Note 26, “Subsequent Events” for further details of the Company's share repurchases made in 2026.

Stock Performance Graph

The following graph compares the total stockholder return from October 2, 2024, the date on which our common stock commenced trading on the New York Stock Exchange, NYSE, through December 31, 2025, of (i) our common stock, (ii) the Standard and Poor's 500 Stock Index, or S&P 500 Index, and (iii) the Standard and Poor's Aerospace and Defense Select Industry Index, or S&P Aerospace & Defense Select Index. The stock performance graph assumes an initial investment of $100 in the Company's common stock and each index at their closing prices on October 2, 2024.

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

The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2025 and 2024. For a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2024 and 2023 refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on March 12, 2025.

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

While the recent supply chain disruptions across our end markets are causing older aircraft and engines to remain in service longer and increasing their maintenance demand, our business also depends on maintaining a sufficient supply of parts, components and raw materials to meet the requirements of our customers. In recent years, we have experienced supply chain delays that impacted the availability of parts and ultimately engine throughput across all of our end markets. Any disruption to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support to our customers timely and efficiently and may increase our working capital as we wait for parts for the engines we service. Any such disruptions could adversely affect our business, results of operations and financial condition. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Industry—We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition.” In addition, the Company continues to closely monitor the implementation of tariffs, which has the potential to disrupt global trade and existing supply chains and impose additional costs on our business. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products or services, this could lead to decreased demand for our products and services, which would negatively impact our results of operations, cash flows, and financial condition. While tariff levels and related trade actions remain fluid, we expect to pass associated cost increases through to customers where possible, though timing delays may impact margins. However, factors such as the Company’s operations and supply chains, which are primarily located in regions where our products are sold, along with the applicability of the United States-Mexico-Canada Agreement, help reduce our exposure to trade disruptions, but there can be no assurance that these factors, or our pricing actions, will be effective mitigants given the uncertain environment. Most recently, in February 2026, the United States Supreme Court ruled that the use of IEEPA to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities, and the administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Industry—United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.”

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

March 2025 Secondary Offering

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

May 2025 Secondary Offering

In May 2025, the Selling Stockholders completed a public offering of an aggregate of 34,500,000 shares of Common Stock (including full exercise by the underwriters of their option to purchase up to an additional 4,500,000 shares) at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company. As of December 31, 2025, Carlyle and GIC own approximately 45.6% and 10.3% of our outstanding Common Stock, respectively.

January 2026 Secondary Offering and Share Repurchase

On January 29, 2026, the Selling Stockholders completed a public offering of an aggregate of 57,500,000 shares of Common Stock (including the full exercise by the underwriters of their option to purchase up to an additional 7,500,000 shares) at a price to the public of $31.00 per share (the “January 2026 Offering”).

On January 29, 2026, the Company completed the repurchase of 1,637,465 shares of Common Stock from a selling stockholder affiliated with GIC (the “GIC Stockholder”) in a private transaction at a price of $30.54 per share (the “Share Repurchase”). The Share Repurchase was made pursuant to the Company’s existing stock repurchase program approved by its board of directors in December 2025 and pursuant to a stock purchase agreement, dated January 20, 2026, with the GIC Stockholder. The Share Repurchase was conditioned upon the completion of the January 2026 Offering and closed concurrently with such offering. The repurchased shares of Common Stock are no longer outstanding.

As of January 29, 2026, Carlyle and GIC own approximately 31.4% and 7.1% of the Company’s outstanding Common Stock, respectively.

Business Combinations

To continue to grow our business, we are continually acquiring and investing in companies that share our common goal of providing the market with aftermarket services across multiple engine platforms.

On August 23, 2024, we acquired Aero Turbine, Inc. (“Aero Turbine”), a provider of engine component repair and other value-added engine aftermarket services for U.S. and international customers for an estimated purchase price of approximately $132.0 million, comprising an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026, subject to post-closing adjustments. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The acquisition was funded with borrowings under the Prior ABL Credit Facility, which was repaid on

September 6, 2024 with incremental borrowings from the Prior 2024 Term B-1 Loan Facility and the Prior 2024 Term B-2 Loan Facility.

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

The following table presents a reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA Margin, respectively for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Net income	$277,417	$10,974
Income tax expense	99,435	70,783
Depreciation and amortization	193,664	188,164
Interest expense	174,217	282,507
Business transformation costs (LEAP and CFM) (1)	26,028	43,238
IPO-related costs	—	26,909
Refinancing costs	—	23,700
Loss on debt extinguishment	—	15,255
Non-cash stock compensation expense	13,237	17,376
Integration costs and severance (2)	5,601	2,782
Acquisition costs (3)	—	1,374
Insurance recovery	(3,000)	—
Loss on disposals	2,764	—
Secondary offering costs	4,990	—
Other (4)	13,820	7,470
Adjusted EBITDA	$808,173	$690,532
Revenue	$6,062,513	$5,237,161
Net income margin	4.6%	0.2%
Adjusted EBITDA Margin	13.3%	13.2%

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
(3)
Represents transaction costs incurred in connection with planned completed acquisitions, including legal and professional fees, debt arrangement fees and other third-party costs.
(4)
Represents other costs not recurring in the ordinary course of business including professional fees related to business transformation and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and other non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 17, "Related Party Transactions" to the Company’s condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

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

Refinancing costs

Refinancing costs primarily consists of costs incurred for the amendments to the Prior Credit Agreement in March 2024 and September 2024, and costs incurred for the New Credit Agreement in October 2024.

Loss on debt extinguishments

Loss on debt extinguishments primarily consists of the write-off of unamortized charges related to the extinguished portions of the Prior 2023 and Prior 2024 Term Loan Facilities, the Prior ABL Credit Facility and the redeemed portions of the Prior Senior Notes.

Income tax expense

Our provision for income tax expense is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2025 and 2024:

	Year ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$6,062,513	$5,237,161	$825,352	15.8%
Cost of revenue	5,165,060	4,483,019	682,041	15.2%
Selling, general and administrative expense	247,703	254,092	(6,389)	(2.5)%
Amortization of intangible assets	98,681	95,457	3,224	3.4%
Acquisition costs	—	1,374	(1,374)	(100.0)%
Operating income	551,069	403,219	147,850	36.7%
Interest expense	174,217	282,507	(108,290)	(38.3)%
Refinancing costs	—	23,700	(23,700)	(100.0)%
Loss on debt extinguishment	—	15,255	(15,255)	(100.0)%
Income before income taxes	376,852	81,757	295,095	360.9%
Income tax expense	99,435	70,783	28,652	40.5%
Net income	$277,417	$10,974	$266,443	2,427.9%

Revenue. Revenue increased $825.4 million, or 15.8%, to $6,062.5 million for the year ended December 31, 2025 from $5,237.2 million for the year ended December 31, 2024. The increase was driven by both the Engine Services and Component Repair Services segments, with continued strength across the commercial aerospace and business aviation end markets, which increased 17.6% and 12.1%, respectively, compared to the prior year period. The military and helicopter end market increased 9.4% compared to the prior year period, including contribution from the acquisition of Aero Turbine on August 23, 2024 which contributed $64.5 million in incremental year over year revenue.

Cost of revenue. Cost of revenue increased $682.0 million, or 15.2%, to $5,165.1 million for the year ended December 31, 2025 from $4,483.0 million for the year ended December 31, 2024. This increase was driven by a growth in volumes, which drove corresponding higher material and direct labor expenses, as well as increased other overhead costs directly related to the performance of aftermarket services, in addition to the cost of revenue attributable to the acquisition of Aero Turbine on August 23, 2024.

The following table sets forth our total cost of revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Material	$3,691,654	$3,230,899
Labor	1,128,124	896,476
Other	345,282	355,644
Total cost of revenue	$5,165,060	$4,483,019

Selling, general and administrative expense. SG&A expense was $247.7 million and $254.1 million for the year ended December 31, 2025 and 2024, respectively, and was 4.1% and 4.9% of revenue for the years ended December 31, 2025 and 2024, respectively. The $6.4 million decrease in SG&A expense was primarily due to a $4.1 million decrease in stock compensation expense, in addition to a decline in professional services fees incurred year over year, due to the company’s initial public offering on October 2, 2024.

Amortization of intangible assets. Amortization of intangible assets was $98.7 million and $95.5 million for the years ended December 31, 2025 and 2024, respectively. The increase of $3.2 million, or 3.4%, was primarily driven by the intangible assets allocated to customer relationships resulting from the Aero Turbine acquisition on August 23, 2024. During the year ended December 31, 2024, the cost base of customer relationships increased due to the Aero Turbine acquisition; however, this had minimal impact on total amortization expense due to the timing of the transaction.

Acquisition costs. Acquisition costs of $1.4 million for the year ended December 31, 2024 were incurred primarily due to the Aero Turbine acquisition on August 23, 2024. There have been no acquisitions during the year ended December 31, 2025.

Interest expense. Interest expense decreased $108.3 million, or 38.3%, from $282.5 million for the year ended December 31, 2024 to $174.2 million for the year ended December 31, 2025. This decrease in interest expense was largely driven by (i) the repayment of the Prior Senior Notes in full on October 3, 2024 concurrent with the Company’s IPO, and (ii) entrance into the New Credit Agreement on October 31, 2024 providing for the New 2024 Term Loan Facilities and the New 2024 Revolving Credit Facility and the use of the proceeds to repay in full amounts outstanding under the Prior Credit Agreement and the Prior ABL Credit Agreement, terminating each of the debt facilities thereunder, and, resulting in a weighted average interest rate of borrowings for the year ended December 31, 2025 of 6.8% compared to 8.7% for the year ended December 31, 2024. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Refinancing costs. Refinancing costs of $23.7 million associated with the modified portion of the Prior Credit Agreement amendments in March and September 2024 were incurred during the year ended December 31, 2024, with no similar charges incurred in the year ended December 31, 2025.

Loss on debt extinguishments. A $15.3 million loss on debt extinguishments was recorded during the year ended December 31, 2024 due to the write-off of unamortized deferred finance charges and debt discount related to the extinguished portion of the Prior 2023 Term Loan Facilities and redeemed portion of the Prior Senior Notes related to the refinancing activity, with no similar charges incurred in the year ended December 31, 2025.

Income tax expense. Income tax expense was $99.4 million for the year ended December 31, 2025, as compared to $70.8 million for the year ended December 31, 2024. This was an increase of $28.7 million, or 40.5%. This increase in tax expense was due primarily to the increase in the pretax income which was $376.9 million at December 31, 2025 compared to $81.8 million at December 31, 2024, which is an increase of $295.1 million. The tax expense, and corresponding effective tax rates for the years ended December 31, 2025 and 2024, were higher than the statutory rate of 21.0% primarily due to State income taxes and the Global Intangible Low-taxed Income (“GILTI”) provision which was enacted in 2017 as part of the Tax Cuts and Jobs Act. Further, for the year ended December 31, 2024, the partial valuation allowance recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Internal Revenue Code also was a driver of the effective tax rate exceeding the statutory rate.

Segment Results

Comparison of the Years Ended December 31, 2025 and 2024

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Engine Services
Segment Revenue	$5,353,953	$4,644,739
Segment Adjusted EBITDA	$706,883	$610,906
Segment Adjusted EBITDA Margin	13.2%	13.2%
Component Repair Services
Segment Revenue	$708,560	$592,422
Segment Adjusted EBITDA	$202,704	$154,734
Segment Adjusted EBITDA Margin	28.6%	26.1%

For a discussion of Segment Adjusted EBITDA, see Note 24, "Segment Information" to our condensed consolidated financial statements included in this Annual Report.

Engine Services

Engine Services segment revenue increased $709.3 million, or 15.3%, to $5,354.0 million for the year ended December 31, 2025, compared to $4,644.7 million for the year ended December 31, 2024. The increase was driven by continued strong commercial aerospace end market growth, underpinned by ramping volumes from our LEAP, CFM56 DFW Center of Excellence, and CF34 expansion investments, as well as growth on our mid-size and super mid-size business aviation platforms and select military transport programs.

Engine Services Segment Adjusted EBITDA increased $96.0 million, or 15.7%, to $706.9 million for the year ended December 31, 2025, from $610.9 million for the year ended December 31, 2024. Adjusted EBITDA margin of 13.2% was in line with the prior year period, driven by mix and improved productivity offset by the effect of ramping volumes on our new LEAP and CFM56 DFW Center of Excellence programs which are still coming down the learning curve.

Component Repair Services

Component Repair Services segment revenue increased $116.2 million, or 19.6%, to $708.6 million for the year ended December 31, 2025, compared to $592.4 million for the year ended December 31, 2024. The increase was driven by growth in military and helicopter and other platforms and the contribution from the Aero Turbine acquisition.

Component Repair Services Segment Adjusted EBITDA increased $48.0 million, or 31.0%, to $202.7 million for the year ended December 31, 2025, from $154.7 million for the year ended December 31, 2024. Adjusted EBITDA margin of 28.6% compared to 26.1% in the prior year period, was driven by volume and price growth, favorable mix and margin expansion from the Aero Turbine acquisition.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of December 31, 2025 and December 31, 2024:

	As of December 31,	As of December 31,
	2025	2024
	(in thousands)
Cash	$289,717	$102,581
Net working capital (total current assets less total current liabilities)	1,580,122	1,211,590
Total debt (including current portion) (1)	2,214,605	2,231,426
Total stockholders' equity	2,667,311	2,373,404

(1)
Includes unamortized discounts of $19.2 million and $22.5 million as of December 31, 2025 and December 31, 2024, respectively, and unamortized deferred finance charges of $13.4 million and $15.7 million as of December 31, 2025 and December 31, 2024, respectively.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of December 31, 2025, we had $1,025.6 million of available liquidity, consisting of $289.7 million cash on hand and, $735.9 million available under the New 2024 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and the New 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the next twelve months and for the foreseeable future. See Note 12, “Long-Term Debt” for further discussion of the New Credit Agreement and New Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of December 31, 2025 and 2024, our debt outstanding consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
New 2024 Term Loan Facilities	$2,227,500	$2,250,000
New 2024 Revolving Credit Facility	—	—
Finance leases	18,525	18,375
Other	1,172	1,230
	2,247,197	2,269,605
Less: Current portion	(23,444)	(23,449)
Unamortized discounts	(19,170)	(22,456)
Unamortized deferred finance charges	(13,422)	(15,723)
Long-term debt	$2,191,161	$2,207,977

As of December 31, 2025, we had the following debt agreements:

•
The New 2024 Term Loan Facilities under the New Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,227.5 million, maturing on October 31, 2031.
•
The $750.0 million New 2024 Revolving Credit Facility under the New Credit Agreement, under which we had no outstanding indebtedness.
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

The New Credit Agreement contains certain financial reporting covenants that require us to present periodic financial metrics to our lenders. One such financial reporting metric is Consolidated EBITDA as defined in the New Credit Agreement. The definition of Consolidated EBITDA utilized for these debt reporting covenants differs from the definition of Adjusted EBITDA presented in this Annual Report in that it represents Adjusted EBITDA as further adjusted for certain additional items, as set forth in the New Credit Agreement. The table below highlights the differences between Adjusted EBITDA presented in this Annual Report and Consolidated EBITDA presented to our creditors:

Increases from Adjusted EBITDA to Consolidated EBITDA	Amount
(in thousands)
Last twelve months ended December 31, 2025	$5.1
Last twelve months ended December 31, 2024	$5.0

Compliance with these covenants is essential to our ability to continue to meet our liquidity needs, as a failure to comply under the New Credit Agreement could result in an event of default under the New Credit Agreement and permit the senior lenders to accelerate the maturity of our indebtedness. Such an acceleration of our indebtedness would have a material adverse effect on our liquidity, including our ability to make payments on our other indebtedness and our ability to operate our business.

As of December 31, 2025, we were in compliance with the covenants in the New Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Consolidated statements of cash flows data:	(in thousands)
Net cash provided by operating activities	$316,705	$76,330
Net cash used in investing activities	(106,402)	(235,446)
Net cash (used in) provided by financing activities	(25,507)	203,756
Effect of exchange rate changes on cash	2,340	(41)
Net increase in cash	187,136	44,599
Cash at beginning of period	102,581	57,982
Cash at end of period	$289,717	$102,581

Year Ended December 31, 2025

Net cash provided by operating activities for the year ended December 31, 2025 was $316.7 million. The factors affecting our operating cash flows during the period included net income of $277.4 million and non-cash charges of $201.8 million, partially offset by a $162.5 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $193.7 million in depreciation and amortization, $13.2 million in stock compensation expense and $6.5 million in amortization of deferred finance charges and discounts, partially offset by a $15.8 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the year ended December 31, 2025 of $106.4 million primarily consisted of $82.4 million of purchases of property, plant and equipment, rental engines and $30.4 million in payment during the current period of our licensing agreement acquired during the year ended December 2024, partially offset by $5.1 million of proceeds from disposal of property, plant and equipment.

Net cash used in financing activities for the year ended December 31, 2025 of $25.5 million was primarily attributable to $738.4 million in repayments of long-term debt, offset by proceeds from long-term debt of $715.0 million.

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

Net cash used in investing activities for the year ended December 31, 2024 of $235.5 million was primarily due to investments made to stand up our LEAP program, and consisted of $123.2 million of purchases of property, plant and equipment, rental engines and intangible assets, and $114.1 million for the acquisition of Aero Turbine on August 23, 2024.

Net cash provided by financing activities for the year ended December 31, 2024 of $203.8 million was primarily attributable to the proceeds from the IPO of $1,202.8 million combined with proceeds from the issuance of long-term debt of $3,247.0 million, of which $2,250.0 million was drawn on the New 2024 Term Loan Facilities, $400.0 million under the Prior 2024 Term Loan Facilities, $502.0 million on the Prior ABL Credit Facility and $95.0 million on the New 2024 Revolving Credit Facility. Proceeds from the IPO and the issuance of long-term debt were partially offset by the repayment of long-term debt of $4,235.5 million, primarily comprised of $2,962.0 million of payments on the Prior 2024 Term Loan Facilities, $675.5 on the Prior Senior Notes, $502.0 million on the Prior ABL Credit Facility and $95.0 million on the New 2024 Revolving Credit Facility.

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

Revenue recognition

Revenue is recognized on contracts with customers for arrangements in which services and pricing are fixed and/or determinable and are generally based on customer purchase orders. We recognize revenue for performance obligations within a customer contract as the services performed by us enhance customer-controlled assets. We have three significant types of aftermarket services revenue contracts: fixed price contracts, time and materials contracts and engine utilization contracts. The performance obligation in a contract can include: (i) repair services and parts/modules embodied and (ii) engine rental revenue. Most of the our arrangements with customers create a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct.

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

To determine the revenue recognized at each period end for contracts in progress, we use a portfolio approach by applying an estimated margin by engine platform to the contract costs incurred. The estimated margin by engine platform is based on average historical margins on similar completed contracts. We apply judgment when determining the estimated margin by engine platform, which includes evaluating the appropriateness of using average historical margins by engine platform for completed contracts on similar contracts in progress. Revenue recognized related to open work orders had accumulated costs of $1,366.4 million, which resulted in $1,537.4 million of our total revenue for the year ended December 31, 2025. A 1% change in the estimated margin by engine platform for open work orders would have resulted in a $17.5 million change in revenue for the year ended December 31, 2025, which represents 0.3% of total revenue and 3.2% of operating income for the year ended December 31, 2025.

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

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable assets of businesses acquired and accounted for under the purchase method. Impairment testing of goodwill is performed annually and if there is indication that a triggering event has occurred, such as an operating loss or a significant adverse change in our business. We perform our annual impairment testing as of October 1st of each year. We have the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than its carrying amount. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall reporting unit performance and events directly affecting a reporting unit. If we determine that it is not more likely than not that the carrying value is greater than the fair value, no additional test is required. However, if we conclude otherwise or elect not to perform the qualitative assessment then a quantitative impairment test is performed by comparing the fair value of the reporting unit with its carrying value, including goodwill. Projections used in impairment testing include the use of future cash flow and operating projections, which by their nature, are subjective. Inherent in management’s development of cash flow projections are assumptions and estimates, including those related to forecasted revenue growth rates, forecasted operating margins and the weighted average cost of capital. Estimating the fair value of individual reporting units also requires that management make assumptions and estimates regarding future plans and strategies and economic, geopolitical and regulatory conditions. If we determine that the carrying value exceeds the fair value, an impairment to goodwill is recognized equal to the excess and is limited to the total amount of goodwill allocated to the reporting unit, as a charge in the Consolidated Statements of Operations. We completed our annual impairment tests during the years ended December 31, 2025 and 2024, by performing a quantitative analysis in 2025 and a qualitative analysis in 2024 and determined that no impairment had occurred.

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

Income taxes

We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. As of December 31, 2025 and 2024, we had a valuation allowance of $120.2 million and $117.7 million, respectively, recorded against our interest expense carryforward deferred tax asset under Section 163(j) of the Code. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The New Credit Agreements are subject to interest rate risk. Borrowings under the New Senior Secured Credit Facilities bear interest at a floating rate per annum which can be, at our option:

(a)
a Term Secured Overnight Financing Rate (“SOFR”) based rate for U.S. Dollar denominated loans under the New Senior Secured Credit Facilities (subject to a 0.00% floor), plus an applicable margin ranging from (x) 2.00% to 2.25% in the case of the New 2024 Term Loan Facilities, and (y) 1.50% to 2.00% in the case of the New 2024 Revolving Credit Facility;
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

On March 15, 2023, we entered into an interest rate swap contract, effective March 31, 2023, for a notional amount for $400.0 million. The swap provides an effective fixed SOFR rate of 3.71%, maturing on December 31, 2025. Additionally, we entered into an interest rate cap contract to limit the exposure against the risk of rising interest rates. The interest rate cap contract, effective on March 31, 2023, provides a capped SOFR rate of 4.45% and matured on September 30, 2025. This interest rate cap contract began with a notional amount of $500.0 million, increased to $1,000.0 million on March 31, 2023, and to $1,500.0 million on March 28, 2024. On November 14, 2023, we entered into another interest rate cap contract, effective September 30, 2025, to continue to limit the exposure of the interest rates on our variable term loans to a capped SOFR rate of 5.00% on a notional amount of $1,500.0 million, maturing on December 31, 2026. Assuming that the New Senior Secured Credit Facilities were fully drawn, the effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Term Loans Facilities and Revolving Credit Facility by approximately $30.0 million based on the amount of outstanding borrowings at December 31, 2025.

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

Currency Risk

Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we use foreign exchange contracts. On April 7, 2025, we entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD $136.5 million maturing on December 31, 2025. On October 21, 2025, we entered into a GBP foreign currency contract at a notional value of USD $46.8 million and a CAD foreign currency contract at a notional value of CAD $260.0 million maturing on December 29, 2026. Approximately $144.4 million, or 2.4%, and $152.9 million, or 2.9%, of revenue for the years ended December 31, 2025 and 2024, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $1.3 million gain and a $1.4 million gain for the years ended December 31, 2025 and 2024, respectively. A hypothetical 10% change in the relative value of the U.S. Dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of StandardAero, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of StandardAero, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) an effective control environment commensurate with the Company’s financial reporting requirements, including an insufficient complement of personnel with an appropriate level of knowledge, training and experience; (ii) effective monitoring controls to verify the proper and consistent functioning of the Company’s internal controls; (iii) effective controls related to the period-end financial reporting process and significant account balances, including a lack of adequately documented evidence of a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting; and (iv) effective information technology general controls over program change management, user access, and computer operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition – Certain In-Progress Fixed Price and Time and Material Contracts

As described in Note 2 to the consolidated financial statements, as performance obligations are satisfied over time, the Company recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to total expected costs to satisfy the performance obligation. Revenue is recognized over time as work progresses, as the services performed by the Company enhance customer-controlled assets. Management believes that costs incurred are an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. To determine the revenue recognized at each period end for contracts in progress, the Company has elected to use a portfolio approach by applying an estimated margin by engine platform to the contract costs incurred. The estimated margin by engine platform is based on average historical margins on similar completed contracts. Judgment is required by management when determining the estimated margin by engine platform, which includes evaluating the appropriateness of using average historical margins by engine platform for completed contracts on similar contracts in progress. For the year ended December 31, 2025, the Company’s revenue was $6.1 billion, of which a portion relates to certain in-progress fixed price and time and material contracts.

The principal considerations for our determination that performing procedures relating to revenue recognition for certain in-progress fixed price and time and material contracts is a critical audit matter are (i) the significant judgment by management when developing the estimated margin by engine platform used to determine the amount of revenue to recognize for certain fixed price and time and materials contracts in progress and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to estimated margin by engine platform. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified that impacted this matter.

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

February 25, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of StandardAero, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of StandardAero, Inc. (formerly Dynasty Parent Co., Inc.) and its subsidiaries (the Company) for the year ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

June 7, 2024, except for the change in composition of reportable segments discussed in Note 24 (not presented herein) to the consolidated financial statements appearing in the Company’s Form S-1 Registration Statement, Note 25 and the additional disclosure of revenue by end-market in Note 3 to the consolidated financial statements, as to which the date is August 19, 2024, except for the effects of the forward stock split and the additional disclosure with respect to the increase in authorized shares discussed in Note 1 to the consolidated financial statements, as to which the date is September 23, 2024, and except for the effects of the distribution of the restricted shares as discussed in Note 4 to the consolidated financial statements, as to which the date is March 12, 2025

We served as the Company's auditor from 2016 to 2024.

STANDARDAERO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share figures)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$289,717	$102,581
Accounts receivable (less allowance for expected credit losses of $13,484 and $15,455, respectively)	654,390	580,668
Contract assets, net	1,071,703	915,200
Inventories	827,691	847,018
Prepaid expenses and other current assets	42,776	29,707
Income tax receivable	10,182	9,960
Total current assets	2,896,459	2,485,134
Property, plant and equipment, net	579,971	568,607
Operating lease right of use asset, net	222,151	172,206
Customer relationships, net	920,432	1,004,701
Other intangible assets, net	244,877	291,487
Goodwill	1,684,255	1,685,970
Other assets	6,434	4,417
Deferred income tax assets	2,832	1,079
Total assets	$6,557,411	$6,213,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$679,772	$645,701
Accrued expenses and other current liabilities	91,499	99,572
Accrued employee costs	74,008	79,134
Operating lease liabilities, current	22,308	17,663
Due to related parties	438	1,345
Contract liabilities	411,321	400,025
Income taxes payable, current	13,547	6,655
Long-term debt, current portion	23,444	23,449
Total current liabilities	1,316,337	1,273,544
Long-term debt	2,191,161	2,207,977
Operating lease liabilities, non-current	212,365	164,224
Deferred income tax liabilities	157,206	169,824
Income taxes payable, non-current	5,770	—
Other non-current liabilities	7,261	24,628
Total liabilities	3,890,100	3,840,197
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,461,630 issued and 334,294,245 outstanding as of December 31, 2025 and 334,461,630 shares issued and outstanding as of December 31, 2024)	3,345	3,345
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,958,039	3,944,802
Accumulated deficit	(1,285,904)	(1,563,321)
Accumulated other comprehensive loss	(8,169)	(11,422)
Treasury stock (at cost, 176,019 and 0 shares as of December 31, 2025 and December 31, 2024)	—	—
Total stockholders' equity	2,667,311	2,373,404
Total liabilities and stockholders' equity	$6,557,411	$6,213,601

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share figures)

	Year Ended December 31,
	2025	2024	2023
Revenue	$6,062,513	$5,237,161	$4,563,284
Cost of revenue	5,165,060	4,483,019	3,927,965
Selling, general and administrative expense	247,703	254,092	202,766
Amortization of intangible assets	98,681	95,457	93,681
Acquisition costs	—	1,374	1,514
Operating income	551,069	403,219	337,358
Interest expense	174,217	282,507	309,645
Refinancing costs	—	23,700	19,921
Loss on debt extinguishment	—	15,255	6,182
Other income	—	—	(3,509)
Income before income taxes	376,852	81,757	5,119
Income tax expense	99,435	70,783	40,180
Net income (loss)	$277,417	$10,974	$(35,061)

Earnings (loss) per share:
Basic	$0.84	$0.04	$(0.13)
Diluted	$0.83	$0.04	$(0.13)

Weighted-average shares of common stock outstanding
Basic	328,448	288,415	275,175
Diluted	334,321	289,799	275,175

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$277,417	$10,974	$(35,061)
Other comprehensive income (loss), net of tax:
Unrealized income on cash flow hedge, net of income tax expense of $201, $1,012 and $885, respectively	124	3,242	957
Cash flow hedge loss (gain) reclassified to the statement of operations, net of income tax (benefit) expense of ($1,249), $2,406 and $4,547, respectively	4,271	(7,579)	(14,049)
Employee benefit plan, (loss) gains, net of amortization, and net of income tax benefit (expense) of $371, ($145) and $1,479, respectively	(1,142)	244	(4,546)
Foreign currency translation adjustment	—	(367)	383
Total other comprehensive income (loss)	3,253	(4,460)	(17,255)
Comprehensive income (loss)	$280,670	$6,514	$(52,316)

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share figures)

	Common Stock					Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Par Value	Total Shareholder's Equity
Balance as of December 31, 2022	281,211,630	$2,812	$2,725,157	$(1,539,234)	$10,293	—	$—	$1,199,028
Net loss	—	—	—	(35,061)	—	—	—	(35,061)
Other comprehensive loss, net of tax	—	—	—	—	(17,255)	—	—	(17,255)
Balance as of December 31, 2023	281,211,630	2,812	2,725,157	(1,574,295)	(6,962)	—	—	1,146,712
Net income	—	—	—	10,974	—	—	—	10,974
Initial public offering, net	53,250,000	533	1,202,269	—	—	—	—	1,202,802
Share based compensation	—	—	17,376	—	—	—	—	17,376
Other comprehensive loss, net	—	—	—	—	(4,460)	—	—	(4,460)
Balance as of December 31, 2024	334,461,630	3,345	3,944,802	(1,563,321)	(11,422)	—	—	$2,373,404
Net income	—	—	—	277,417	—	—	—	277,417
Vesting of restricted stock	8,634	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(176,019)					176,019	—	—
Share based compensation	—	—	13,237	—	—	—	—	13,237
Other comprehensive income, net	—	—	—	—	3,253	—	—	3,253
Balance as of December 31, 2025	334,294,245	$3,345	$3,958,039	$(1,285,904)	$(8,169)	176,019	$—	$2,667,311

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$277,417	$10,974	$(35,061)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	193,664	187,080	197,104
Amortization of deferred finance charges and discounts	6,535	11,921	15,312
Amortization of loss on derivative instruments	—	(304)	(1,412)
Amortization of interest cap premiums	9,855	10,156	6,301
Payment of interest rate cap premiums	(10,097)	(10,211)	(5,948)
Stock compensation expense	13,237	17,376	—
Loss on debt extinguishment	—	15,255	6,182
Loss (gain) from disposals, net	2,838	482	(14)
Non-cash lease expense	2,869	1,612	1,400
Deferred income taxes	(15,786)	(22,514)	(19,847)
Foreign exchange gain (loss), net	(1,327)	(1,440)	3,186
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(73,722)	(58,268)	18,714
Contract assets, net	(156,503)	(92,368)	(130,101)
Inventories, net	19,327	(138,008)	(91,245)
Prepaid expenses and other current assets	(15,816)	5,231	26,262
Accounts payable, accrued expenses and other current liabilities	41,385	104,375	(25,743)
Contract liabilities	11,296	43,169	137,353
Due to/from related parties	(907)	1,483	(276)
Income taxes payable and receivable	12,440	(9,671)	(34,274)
Net cash provided by operating activities	316,705	76,330	67,893
Investing activities
Acquisitions, net of cash and other	1,285	(114,073)	(31,054)
Purchase of property, plant and equipment	(82,408)	(102,935)	(55,129)
Payments for purchase of intangible assets	(30,403)	(20,250)	(30,180)
Proceeds from disposal of property, plant and equipment	5,124	1,812	3,508
Net cash used in investing activities	(106,402)	(235,446)	(112,855)
Financing activities
Proceeds from IPO, net	—	1,202,802	—
Proceeds from long-term debt	715,000	3,247,000	1,479,568
Repayment of long-term debt	(738,449)	(4,235,510)	(1,488,369)
Payment of deferred financing charges	—	(9,276)	(2,892)
Repayments of long-term agreements	(2,058)	(1,260)	(2,994)
Net cash (used in) provided by financing activities	(25,507)	203,756	(14,687)
Effect of exchange rate changes on cash	2,340	(41)	(2,434)
Net increase (decrease) in cash	187,136	44,599	(62,083)
Cash at beginning of the period	102,581	57,982	120,065
Cash at end of the period	$289,717	$102,581	$57,982
Supplemental cash flow information:
Cash paid during the period
Interest	$166,783	$291,150	$297,334
Income taxes, net of tax refunds	102,470	101,652	99,506
Supplemental disclosure of non-cash investing activities:
Portion of capital expenditures in accrued expenses and other current liabilities	$1,138	$1,823	$541
Acquisition of intangible assets, liability incurred but not paid	—	30,261	—

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

May Secondary Offering

In May 2025, the Selling Stockholders completed a public offering of an aggregate of 34,500,000 shares of Common Stock (including the full exercise by the underwriters of their option to purchase up to an additional 4,500,000 shares) at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company. As of December 31, 2025 Carlyle and GIC own approximately 45.6% and 10.3% of the Company’s outstanding Common Stock, respectively.

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

The VIE had restricted cash equivalents of $1.5 million and $18.3 million at December 31, 2025 and 2024, respectively.

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

Included in cost of revenue is rental engine depreciation of $1.6 million, $1.8 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Cash

The Company's cash position represents cash held in bank accounts. These assets are generally available to the Company on a daily basis and are highly liquid in nature.

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

The Company recognizes a right of use asset and corresponding lease liability based on the present value of lease payments over the lease term. The net lease payments are discounted using the Company’s incremental borrowing rate at lease commencement considering credit risk, the lease term, and other available information as of the commencement date if the rate cannot be readily determined in the lease agreement. Variable lease payments that depend on an index or rate are included in the calculation of operating right-of-use assets and lease liabilities using the index or rate at the lease commencement date. Future differences between the variable lease payments based on an index or rate at the lease commencement date and a subsequent date, or other variable lease payments that do not depend on an index or rate, are recorded as lease expense as they occur. The Company expenses non-lease components and leases with terms of twelve months or less as incurred. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. The Company has an immaterial amount of sublease arrangements where they account for the lessee and lessor component respectively.

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

There was no impairment of long-lived assets for the years ended December 31, 2025, 2024 and 2023.

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

Based on the annual goodwill impairment tests for 2025, 2024 and 2023, we determined there was no impairment of our goodwill.

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

Stock-based compensation

The Company accounts for share-based compensation expense for awards to employees and directors at the estimated fair value on the grant date, in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes the estimated fair value of share-based awards as compensation expense on a ratable basis over the requisite service period of the award. For restricted stock units that include a performance condition, compensation cost is recorded based on expected attainment of performance targets. The Company accounts for forfeitures as they occur for all share-based awards.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and cash. The Company has assessed the credit risk and believes that the concentration of credit risk associated with accounts receivable is minimal because it has significant revenues from well-established customers. Cash is invested in bank deposit accounts and is generally available to the Company on a daily basis. The risk associated with the Company’s cash is mitigated by the fact that these amounts are placed with commercial financial institutions.

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

Deferred finance charges

The Company incurs finance charges in connection with the loan agreements. Certain costs associated with these arrangements were deferred and amortized using the straight-line method over the respective term of the debt. Unamortized deferred finance charges relating to the New 2024 Revolving Credit Facility as of December 31, 2025, are included in other long-term assets. Deferred charges relating to the Company's outstanding term debt facilities are reported on the Consolidated Balance Sheets as a direct deduction from long-term debt. To the extent that debt is extinguished before its scheduled maturity date, associated deferred financing charges are expensed immediately in proportion to the amount of the debt extinguishment.

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

Earnings (loss) per share

Basic earnings (loss) per share attributable to stockholders is calculated by dividing the net income (loss) attributable to stockholders by the weighted average shares of common stock that were outstanding during the period without consideration of potentially dilutive common stock. Diluted earnings (loss) per share attributable to stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive.

For periods in which the Company reports net losses, the calculation of diluted net loss per share gives effect to common stock equivalents; however, potential shares of common stock are excluded if their effect is anti-dilutive. The Company reported a net loss for the year ended December 31, 2023, therefore basic loss per share attributable to stockholders is the same as diluted net loss per share attributable to stockholders for the year ended December 31, 2023.

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Year

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the tax rate reconciliation and income taxes paid information. We adopted this standard for the annual period ending December 31, 2025 on a prospective basis. The adoption of the standard did not affect the Company's Consolidated Statement of Operations, Balance Sheet, and Cash Flows.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts of adopting this guidance on the Company's Consolidated Financial Statements and disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes authoritative guidance on the accounting for government grants received by business entities. The standard is effective for our annual and interim reporting periods beginning in 2029, with early adoption permitted. The standard may be applied using a modified prospective, modified retrospective or full retrospective transition approach. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements and disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements that better aligns the hedge accounting model with risk management activities. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This amendment modernizes the accounting guidance of how software is developed by eliminating project stages from capitalization criteria. The standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective, modified, or retrospective transition. Early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The standard is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements and disclosures.

Other new pronouncements issued but not effective until after December 31, 2025 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

NOTE 3: REVENUE RECOGNITION

Disaggregated revenue

The following table summarizes total revenue by the Company’s segments:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Revenue:
Engine Services	$5,353,953	$4,644,739	$4,049,868
Component Repair Services	708,560	592,422	513,416
Total revenue	$6,062,513	$5,237,161	$4,563,284

The following table presents revenues from customers that contributed to more than 10% of revenues:

	Year ended December 31,
	2025	2024	2023
Customer A	13.8%	21.8%	24.7%

The following table presents revenues from external customers by end market:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Commercial Aerospace	$3,607,269	$3,066,463	$2,460,624
Military & Helicopter	1,065,011	973,813	968,136
Business Aviation	1,173,575	1,046,914	968,965
Other	216,658	149,971	165,559
	$6,062,513	$5,237,161	$4,563,284

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

	As of December 31,
	2025	2024	2023
	(in thousands)
Contract assets	$1,072,222	$915,940	$811,113
Less: allowance for credit loss	(519)	(740)	(700)
Contract assets, net	$1,071,703	$915,200	$810,413
Contract liabilities	$411,321	$400,025	$355,651

Changes in contract assets and contract liabilities primarily result from the timing difference between the Company’s performance of services and payments from customers. The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $400.0 million, $355.7 million and $210.01 million for the years ended December 31, 2025, 2024 and 2023 respectively.

Remaining performance obligations

As of December 31, 2025, the Company had approximately $465.6 million of remaining performance obligations, which primarily relate to the Company’s engine utilization contracts that are satisfied over multiple years. Of this amount, the Company expects approximately 47% to be satisfied over the next two years and the remainder thereafter. The expected timing of the satisfaction of performance obligations is dependent on the timing of the customer’s maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty. The Company excludes from its remaining performance obligation balance the value of remaining performance obligations for its fixed price and time & material contracts, as the performance obligations for these contracts generally have an original expected duration of one year or less.

Rental Engine Revenue

Revenue from rental engines was $85.9 million, $83.6 million and $81.4 million for the years ended December 31, 2025, 2024 and 2023 respectively.

NOTE 4: EARNINGS (LOSS) PER SHARE

As a result of the 103-for-one stock split and the Restructuring Transactions in 2024, the 281,211,630 shares of the Company’s Common Stock held were distributed to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. in an aggregate of 275,053,375 shares of Common Stock (of which 8,157 were restricted shares at the time of distribution), and also to holders of Class B Units of Dynasty Parent Holdings, L.P. in an aggregate of 6,158,255 shares of Common Stock (of which 6,028,394 were restricted shares at the time of distribution). For purposes of the computation of earnings (loss) per share this distribution represented a net 100.79-for-one stock split of the Company’s Common Stock which is retroactively adjusted for all periods presented.

The following table summarizes the computation of basic and diluted net income per share attributable to the stockholders:

	Year ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Numerator for earnings per share:
Net income (loss)	$277,417	$10,974	$(35,061)

Denominator for earnings per share:
Weighted average shares of common stock - basic	328,448	288,415	275,175
Dilutive effect of stock options and restricted stock awards	5,873	1,384	—
Weighted average shares - diluted	334,321	289,799	275,175

Earnings (loss) per share:
Basic earnings (loss) per share	$0.84	$0.04	$(0.13)
Diluted earnings (loss) per share	$0.83	$0.04	$(0.13)

The Company has 5,840,568 contingently issuable shares of Common Stock that are issuable upon the Company’s completion of a liquidity event, which has not occurred as of December 31, 2025. These shares are excluded from weighted average shares of common stock - basic, but included in the calculation of the dilutive effect of stock options and restricted stock awards. Anti-dilutive shares of 0.5 million for the year ended December 31, 2025, were excluded from the calculation of the dilutive effect of stock options and restricted stock awards. See Note 19, Stock Based Compensation for further information.

NOTE 5: ACQUISITIONS

Aero Turbine, Inc.

On August 23, 2024, the Company acquired 100% of the shares of Aero Turbine, Inc. (“Aero Turbine”) for a purchase price of approximately $130.7 million subject to post-closing adjustments, comprised of an initial cash purchase price of $116.8 million and $15.2 million representing the estimated fair value of additional consideration contingently payable based upon the achievement of gross profit in excess of certain gross profit targets for the period from January 1, 2024, to December 31, 2026. During the year ended December 31, 2025, the Company received an additional cash payment of $1.3 million related to a post-closing purchase price adjustment related to working capital. The Company recorded this measurement period adjustment as a $1.3 million decrease to goodwill, resulting in a corresponding $1.3 million decrease of the initial purchase price of $132.0 million. The maximum contingent consideration payable from the Company to the seller is $21.0 million. The current portion of the contingent consideration liability is recorded in Accrued and other current liabilities and the non-current portion is recorded in Other non-current liabilities. Aero Turbine is a provider of engine component repair, overhaul services and other engineering services for U.S. and foreign military customers.

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

The fair values presented were estimated by management. During the year ended December 31, 2025, the Company recorded measurement period adjustments due to a post-closing working capital adjustment resulting in a $1.3 million decrease in purchase price, and estimate refinements of a $0.8 million decrease in accrued and other current liabilities and $0.4 million increase in deferred income tax liabilities, resulting in a $1.7 million decrease to goodwill. The fair value of the assets acquired includes accounts receivable of $4.1 million, of which all is expected to be collectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $126.7 million has been allocated as $75.0 million of customer relationships and $51.7 million of goodwill. The goodwill recognized is attributable to Aero Turbine’s workforce, market position, quality, customized repairs and reliable turnaround times. Goodwill will not be amortized but will be reviewed annually for impairment. None of the goodwill is expected to be deductible for income tax purposes. Customer relationships are expected to be amortized over 15 years.

Acquisition related costs of $1.4 million were incurred for the year ended December 31, 2024. These costs are reported in the Consolidated Statements of Operations as “Acquisition costs”. Such expenses include professional fees and other third-party costs.

The following reflects the pro forma impact of the purchase of Aero Turbine on the Company’s results of operations giving effect to the transaction if it had taken place on January 1, 2023:

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

The following reflects the pro forma impact of the purchase of Western Jet on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2022:

	Year ended December 31,
	2023	2022
	(in thousands)
	(Unaudited)
Revenue	$4,566,423	$4,185,887
Net loss	(33,372)	(22,111)

NOTE 6: ACCOUNTS RECEIVABLE

Accounts receivable, net is summarized as follows:

	As of December 31,
	2025	2024
	(in thousands)
Billed	$609,189	$549,369
Unbilled	58,685	46,754
Total accounts receivable	667,874	596,123
Less: allowance for credit losses	(13,484)	(15,455)
Total accounts receivable, net	$654,390	$580,668

A reconciliation of the beginning and ending allowance for credit losses is as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of the year	$15,455	$14,779	$12,889
Provisions	380	1,672	3,201
Write-offs	(2,351)	(996)	(1,311)
Balance, end of the year	$13,484	$15,455	$14,779

NOTE 7: INVENTORIES

Inventories consist of the following:

	As of December 31,
	2025	2024
	(in thousands)
Raw materials	$701,091	$662,887
Finished goods	2,895	2,529
Work in process	123,705	181,602
Total inventory	$827,691	$847,018

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $127.6 million and $110.2 million as of December 31, 2025 and 2024, respectively.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2025	2024
	(in thousands)
Land	$49,329	$49,329
Buildings	142,406	148,477
Machinery and equipment	488,856	433,113
Leasehold improvements	71,340	68,605
Computer equipment and software	27,101	21,182
Rental engines	207,862	202,070
Total property, plant and equipment, gross	986,894	922,776
Less: accumulated depreciation	(406,923)	(354,169)
Property, plant and equipment, net	$579,971	$568,607

The Company’s depreciation expense for all property, plant and equipment, including assets recorded under finance leases, was $62.4 million, $63.0 million and $70.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Construction in Progress (“CIP”) assets that are not yet in use, which totaled $122.8 million and $94.6 million and for the years ended December 31, 2025 and 2024, respectively, are included in machinery and equipment and are not depreciated. Depreciation expense is included within cost of revenue.

The Company determined that there was no impairment of the long-lived assets during the years ended December 31, 2025, 2024 and 2023.

NOTE 9: INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted-Average Amortization Period Remaining
	(in thousands)			(in years)
Customer relationships	$1,461,276	$(540,844)	$920,432	12.0
OEM authorizations and licenses	334,297	(204,823)	129,474	12.4
Trademarks	204,000	(91,847)	112,153	8.3
Technology and other	9,127	(5,877)	3,250	5.0
Total intangible assets	$2,008,700	$(843,391)	$1,165,309	11.6

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted-Average Amortization Period Remaining
	(in thousands)			(in years)
Customer relationships	$1,461,276	$(456,575)	$1,004,701	12.9
OEM authorizations and licenses	334,009	(172,487)	161,522	11.8
Trademarks	204,000	(78,247)	125,753	9.3
Technology and other	9,127	(4,915)	4,212	5.6
Total intangible assets	$2,008,412	$(712,224)	$1,296,188	12.4

The Company’s amortization expense was $131.3 million, $125.2 million, $127.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of OEM authorizations and licenses is included within cost of revenue and the remainder is presented separately in the consolidated statement of operations.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Amortization Expense
(in thousands)
2026	$121,423
2027	111,148
2028	109,589
2029	106,412
2030	105,376

There were no impairment charges recorded for intangible assets for the years ended December 31, 2025, 2024 and 2023.

NOTE 10: GOODWILL

The changes in the carrying amount of goodwill for the periods ended December 31, 2025 and 2024, are as follows:

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2023	$1,224,707	$407,789	$1,632,496
Goodwill acquired	—	53,474	53,474
Balance, December 31, 2024	1,224,707	461,263	1,685,970
Purchase price adjustments	—	(1,715)	(1,715)
Balance, December 31, 2025	$1,224,707	$459,548	$1,684,255

Goodwill Impairment Testing

The Company reviews goodwill at least annually for potential impairment, as of October 1, and more frequently, if events or changes in circumstances suggest that an impairment may exist. The Company performed its annual goodwill impairment test as of October 1, 2025. Based on the results of this test, the fair values of each of the Company's reporting units exceeded their carrying values.

NOTE 11: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of the years ended December 31, 2025 and 2024, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Accrued interest	$221	$125
Lease return provision	—	15,037
Warranty reserves	11,829	14,620
Current portion of long-term agreements	1,921	1,513
Fair value of cash flow hedge	6,808	8,967
Other accrued expenses	70,720	59,310
Total accrued expenses and other current liabilities	$91,499	$99,572

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

Changes in the warranty reserve are summarized and recorded in the Consolidated Balance Sheets within “Accrued expenses and other current liabilities” as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of the year	$14,620	$13,704	$14,233
Accruals for warranties	779	3,396	3,454
Warranty claims settled	(3,570)	(2,480)	(3,983)
Balance, end of the year	$11,829	$14,620	$13,704

NOTE 12: LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2025	2024
	(in thousands)
New 2024 Term Loan Facilities	$2,227,500	$2,250,000
New 2024 Revolving Credit Facility	—	—
Finance leases	18,525	18,375
Other	1,172	1,230
	2,247,197	2,269,605
Less: Current portion	(23,444)	(23,449)
Unamortized discounts	(19,170)	(22,456)
Unamortized deferred finance charges	(13,422)	(15,723)
Long-term debt	$2,191,161	$2,207,977

New Credit Agreement

On October 31, 2024, the Company entered into the New Credit Agreement providing for the New 2024 Term Loan Facilities due October 31, 2031, in an aggregate principal amount of $2,250.0 million, and the New 2024 Revolving Credit Facility due October 31, 2029, in an aggregate principal amount of up to $750.0 million. Concurrent with the closing of the New Credit Agreement, the Company used the proceeds of the New 2024 Term Loan Facilities and approximately $95.0 million of the proceeds of the New 2024 Revolving Credit Facility to repay in full amounts outstanding under (i) the Prior Credit Agreement and (ii) the Prior ABL Credit Agreement, terminating each of the debt facilities thereunder. The Company expensed $23.7 million related to new third party fees that did not meet the criteria for deferral as refinancing costs on the Consolidated Statement of Operations during the year ended December 31, 2024, of which $5.7 million related to the New Credit Agreement, $11.6 million related to the New 2024 Term Loan Facilities, $1.5 million related to the September 6, 2024 amendment to the Prior Credit Agreement and $4.9 million related to the March 25, 2024 Prior Credit Agreement.

New 2024 Term Loan Facilities

The New Credit Agreement provided for (i) a senior secured U.S Dollar term B loan facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “New 2024 Term B-1 Loan Facility”), (ii) a senior secured U.S. Dollar term B loan facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “New 2024 Term B-2 Loan Facility” and, together with the New 2024 Term B-1 Loan Facility, the “New 2024 Term Loan Facilities”). The New 2024 Term Loan Facilities were fully drawn on December 31, 2024, in an aggregate principal amount of $2,250.0 million, bearing interest at a Term Secured Overnight Financing Rate (“SOFR”) + 2.25% with provision for a rate step-down to 2.00% based on achieving a consolidated First Lien Net Leverage Ratio (as defined in the New Credit Agreement) of 3.00x or less, and will mature on October 31, 2031. The

Company incurred new third party fees of $13.2 million related to the New 2024 Term Loan Facilities of which $11.6 million were expensed as refinancing costs on the Consolidated Statement of Operations during the year ended December 31, 2024, and $1.6 million of deferred finance charges were recorded as a reduction of long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and will be amortized on a straight-line basis over the term of the credit facility. As of December 31, 2025, the effective interest rate on the New 2024 Term Loan Facilities was SOFR + 2.00%.

New 2024 Revolving Credit Facility

The New Credit Agreement provided for a senior secured multicurrency revolving credit facility available to the Company in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “New 2024 Revolving Credit Facility” and, together with the New 2024 Term Loan Facilities, the “New Senior Secured Credit Facilities”). The New 2024 Revolving Credit Facility will mature on October 31, 2029. As of December 31, 2025, the New 2024 Revolving Credit Facility had no outstanding borrowings. Borrowings bear interest at SOFR + 2.00% with provision for a rate step-down to 1.75% and 1.5% based on a achieving a consolidated First Lien Net Leverage Ratio of 3.25x or less and 2.75x or less, respectively. As of December 31, 2025, the Company had $735.9 million of available borrowing capacity under the New 2024 Revolving Credit Facility. The Company incurred new lender fees of $3.8 million related to the New 2024 Revolving Credit Facility, which are recorded as an other long-term asset on the Consolidated Balance Sheets as of December 31, 2024, and will be amortized on a straight-line basis over the term of the facility. As of December 31, 2025, the effective interest rate on the New 2024 Revolving Credit Facility was SOFR + 1.75%.

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

Prior 2023 and Prior 2024 Term Loan Facilities

On August 24, 2023, the Company amended the Prior Credit Agreement to combine the then-existing term loan facilities into the Prior 2023 Term Loan Facilities in the amount of $2,575.0 million less a 1.0% discount. The Prior 2023 Term Loan Facilities were comprised of two tranches, referred to as the Prior 2023 Term B-1 Loan Facility and the Prior Term B-2 Loan Facility, with identical terms that were entered into by subsidiaries of the Company. The Prior 2023 Term Loan Facilities incurred interest at the Term SOFR Rate plus 3.75% to 4.00% or the Base Prime Rate plus 2.75% to 3.00% and were scheduled to mature on August 24, 2028. As a result of the amendment, both a debt modification and a debt extinguishment arose. The Company recognized $0.8 million in deferred charges related to the Prior 2023 Term Loan Facilities which are recorded as a reduction of long-term debt on the Consolidated Balance Sheets. The Company also recognized a loss on the extinguishment of debt of $6.2 million, representing the write-off of the unamortized deferred finance charges and original issue discount related to the extinguished portion of the then-existing term loan facilities, while $22.8 million of the unamortized deferred finance charges and original issue discount relating to the modified debt continued to be deferred. In addition, $19.9 million in third party fees related to the modified portion of the then-existing term loan facilities did not meet the criteria for deferral.

On March 25, 2024, the Company amended its Prior Credit Agreement, dated as of April 4, 2019, among Dynasty Acquisition Co., Inc. as the U.S. borrower (the “U.S. Borrower”), Standard Aero Limited, as the Canadian borrower (the “Canadian Borrower”), Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and certain other parties thereto, to refinance the $2,562.1 million existing senior secured term loans then-outstanding thereunder (the “Prior 2023 Term Loans”) and provide the Company with an incremental $200.0 million as additional term loans (together with the refinanced 2023 Term Loans, the “Prior 2024 Term Loans” and the facilities in respect thereof, the “Prior 2024 Term Loan Facilities”). In addition, the amendment reduced the applicable interest rate to the

Term SOFR Rate plus 3.25% to 3.50% or the Base Prime Rate plus 2.25% to 2.50%. All other terms of the Prior Credit Agreement remained unchanged. The incremental proceeds from the Prior 2024 Term Loans were used toward the partial redemption of the Prior Senior Notes. As a result of the amendment, the Company recognized a loss on the extinguishment of debt of $0.7 million in the year ended December 31, 2024, representing the write-off of the unamortized deferred finance charges related to the extinguished portion of the Prior 2023 Term Loans. In addition, $4.9 million in third party fees related to the modified portion of the Term Loans were expensed as refinancing costs on the Consolidated Statement of Operations during the year ended December 31, 2024, as these costs did not meet the criteria for deferral. The Company recognized $0.1 million in deferred charges which are recorded as a reduction of long-term debt on the Consolidated Balance Sheets. The original issue discount and deferred charges were amortized over the term of the Prior Credit Agreement using the straight-line method, which approximates the effective interest rate method.

On September 6, 2024, the Company amended the Prior Credit Agreement to incur additional 2024 Term Loans in a principal amount of $200.0 million which were, in part, used to paydown a portion of the advances under the Company’s Prior ABL Credit Facility used to fund the acquisition of Aero Turbine. There were no other substantive changes made to the Prior Credit Agreement. As a result of the amendment, $1.5 million in third party fees related to the modified portion of the Term Loans were expensed as refinancing costs on the Consolidated Statement of Operations during the year ended December 31, 2024, as these costs did not meet the criteria for deferral. The original issue discount and deferred charges were amortized over the term of the Prior Credit Agreement using the straight-line method, which approximates the effective interest rate method.

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

The Prior ABL Credit Facility had a capacity of $400.0 million, was repayable in U.S. Dollars and was scheduled to mature on May 1, 2028. At the Company’s discretion, the borrowings under the Prior ABL Credit Facility bore interest at the Adjusted Term SOFR rate plus 1.50% to 2.00%, Prime Lending Rate plus 0.50% to 1.00%, or the Base Rate on Canadian borrowings plus 0.50% to 1.00%, with the spread dependent on the amount of the borrowing and was subject to certain financial covenants. The Prior ABL Credit Facility had an annual commitment fee of 0.250% to 0.375% based on excess availability. The Prior ABL Credit Facility contained financial covenants which were required to be calculated immediately prior to or during the continuance of a trigger period. The trigger period was a period where borrowing availability was less than the greater of 10% of the line cap and $30.0 million.

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

The Company’s weighted average interest rate of borrowings under its senior credit agreements was 6.3% for the year ended December 31, 2025 and 8.8% for the year ended December 31, 2024.

Certain of these agreements contain non-financial covenants that limit both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends subject to select amounts and incurrence ratios.

As of December 31, 2025, the amounts of the long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2026	$1,632	$22,667	$24,299
2027	1,656	23,504	25,160
2028	1,646	22,500	24,146
2029	1,646	22,500	24,146
2030	1,646	22,500	24,146
Thereafter	20,144	2,115,001	2,135,145
Total	$28,370	$2,228,672	$2,257,042
Amount representing interest	(9,845)	—	(9,845)
Unamortized discounts	—	(19,170)	(19,170)
Unamortized deferred finance charges	—	(13,422)	(13,422)
Total long-term debt payable	$18,525	$2,196,080	$2,214,605

NOTE 13: LEASES

Lease costs consist of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Finance lease expense
Amortization	$1,393	$1,392	$1,377
Interest expense	953	867	939
Operating lease expense	36,496	31,641	30,311
Short term lease expense	1,832	1,276	1,978
	$40,674	$35,176	$34,605

The impact of leasing on the Consolidated Balance Sheets consists of the following:

	Classification on the	Year ended December 31,
	Consolidated Balance Sheets	2025	2024
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$18,869	$20,262
Operating lease assets	Operating lease right of use asset, net	222,151	172,206
Total lease assets		$241,020	$192,468
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$777	$835
Operating lease liabilities	Operating lease liabilities	22,308	17,663
Non-current liabilities
Finance lease liabilities	Long-term debt	17,748	17,540
Operating lease liabilities	Long-term operating lease liabilities	212,365	164,224
Total lease liabilities		$253,198	$200,262

Supplemental cash flow information related to leases consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$35,391	$29,863	$26,874
Operating cash flows from finance leases	953	867	939
Financing cash flows from finance leases	835	830	807
Right of use assets obtained in exchange for lease liabilities:
Operating lease right of use asset	75,486	25,495	4,530

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2026	$35,715
2027	34,647
2028	32,640
2029	28,438
2030	23,691
Thereafter	219,000
Total future minimum payments	374,131
Less imputed interest	139,458
Present value of minimum payments	$234,673

Weighted average remaining lease term and borrowing rate consisted of the following:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	15.6	19.2	16.0	19.5
Weighted average borrowing rate	6.3%	4.7%	6.2%	4.7%

Lessor Arrangements

The net carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of December 31, 2025 and 2024 were approximately $53.3 million and $67.5 million respectively.

NOTE 14: INCOME TAXES

The components of the income tax expense for continuing operations are as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Current
U.S. Federal	$51,439	$47,923	$34,203
State	13,119	6,483	3,130
Foreign	50,362	39,792	22,732
Total current	114,920	94,198	60,065
Deferred
U.S. Federal	(16,872)	(28,241)	(19,459)
State	(1,416)	3,046	2,221
Foreign	2,803	1,780	(2,647)
Total deferred	(15,485)	(23,415)	(19,885)
Income tax expense	$99,435	$70,783	$40,180

Income from continuing operations before taxes for U.S. and foreign operations are as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$109,866	$(130,387)	$(105,986)
Foreign	266,986	212,144	111,105
Income from continuing operations before income taxes	$376,852	$81,757	$5,119

Accumulated other comprehensive income at years ended December 31, 2025 and 2024, has been reported net of a $2.4 million deferred tax asset and a $3.5 million deferred tax asset, respectively.

The Company has the intent and ability to assert that undistributed foreign earnings are indefinitely or “permanently” reinvested outside the U.S. The Company is aware that there may be withholding taxes on an actual distribution of the undistributed foreign earnings. If the undistributed earnings were not considered permanently reinvested, deferred tax liabilities would have been provided for any applicable income taxes and withholding taxes payable in various countries, which would not be significant. A determination of the unrecognized deferred tax liabilities on the other outside basis differences reinvested indefinitely at December 31, 2025, is not practicable due to the complexities in the calculations.

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	Year ended December 31, 2025
	Amount	Percent
	(in thousands)
Income tax expense at the U.S. statutory rate, 21%	$79,139	21.0%
State taxes, net of federal income tax effects [1]	10,901	2.9%
Foreign tax effects:
Canada
Foreign rate differential	(6,022)	(1.6)%
Other	808	0.1%
Other foreign jurisdictions	2,312	0.6%
Effect of cross-border tax laws	15,863	4.2%
Changes in UTBs	5,770	1.5%
Changes in valuation allowance	1,214	0.3%
Non-deductible expenses	859	0.2%
Other reconciling items
Return to provision adjustments	(11,048)	(2.9)%
Other, net	(361)	(0.1)%
Totals	$99,435	26.4%

(1)
ASU 2023-09 requires disclosure of the state and local jurisdictions making up greater than 50% of state tax expense. For 2025, California is the largest component of state tax expense, and exceeds the 50% threshold.

The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024 and December 31, 2023:

	Year ended December 31,
	2024	2023
	(in thousands)
Income tax expense at the U.S. statutory rate, 21%	$17,169	$1,075
State taxes, net	919	1,175
Effect of foreign tax rates	(4,093)	(5,325)
GILTI	13,094	7,919
Effect of change in tax rates	1,636	4,193
Non-taxable income	(215)	(431)
Non-deductible expenses	5,991	5,698
Stock based compensation	2,186	—
Valuation allowance	22,838	31,854
Tax credits	—	—
Adjustments in respect of prior years	11,122	(5,509)
Other, net	136	(469)
Income tax expense	$70,783	$40,180

The Company has adopted a position of indefinitely reinvesting earnings in its foreign operations. Despite the Company’s position of indefinitely reinvesting earnings in its foreign operations, the Tax Cuts and Jobs Act of 2017 made significant changes to the way U.S. multinationals’ foreign profits are taxed. GILTI was introduced as an outbound anti-base erosion provision.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of

15% in all countries of operation. On June 20, 2024, as part of Bill C-69, Canada enacted its Pillar Two legislation effective January 1, 2024. Canada Bill C-59 was also enacted on June 20, 2024, and included the excessive interest and financing expenses limitation (EIFEL) regime effective for tax years beginning on or after December 31, 2023. The Company has performed a quantitative and qualitative assessment and determined the effects are not materially significant to the 2024 and 2025 financial statements. The Company will continue to evaluate Pillar Two and EIFEL for their potential impact on future periods as further legislation is proposed or enacted.

On July 4, 2025 the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of U.S. tax reform provisions, was signed into law by the President of the United States. The OBBBA includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. For the twelve month period ending December 31, 2025, the impact from the OBBBA provisions did not impact the effective tax rate; however, the OBBBA did have an impact on the deferred tax asset and liability balances for capitalized research & development, disallowed business interest expense and property, plant, and equipment. The Company will continue to evaluate the OBBBA provisions for their potential impact on future periods.

Deferred income tax liabilities consist of the following:

	Year ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets consist of the following:
Capitalized research & development	$3,125	$4,653
Deferred finance charges	1,897	4,275
Inventory reserve	31,133	26,534
Other	19,748	23,278
Disallowed business interest expense	177,973	180,571
Operating lease liability	58,468	43,744
Pension	899	1,134
Tax losses carried forward	13,372	11,397
Deferred tax assets, before valuation allowance	306,615	295,586
Valuation allowance	(120,222)	(117,650)
Deferred tax assets	186,393	177,936
Deferred tax liabilities consist of the following:
Property, plant and equipment	(38,569)	(35,836)
Intangible assets	(231,426)	(246,422)
Operating lease right of use asset	(55,252)	(55,966)
Other	(15,520)	(8,457)
Deferred tax liabilities	(340,767)	(346,681)
Net deferred tax liability	$(154,374)	$(168,745)

Changes to the Company’s valuation allowance are as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of the year	$117,650	$94,812	$62,958
Additions charge to income tax expense	2,919	26,050	31,953
Reductions credited to income tax expense	(347)	(3,212)	(99)
Change in valuation allowance	2,572	22,838	31,854
Balance, end of the year	$120,222	$117,650	$94,812

The total increase in valuation allowance was $2.6 million, $22.8 million and $31.9 million for the years ending December 31, 2025, 2024 and 2023, respectively. A “more likely than not” criterion is applied when evaluating the realizability of a deferred tax asset. A valuation allowance of $120.2 million at December 31, 2025 and $117.7 million at December 31, 2024 has been recorded against the foreign net operating losses in various countries and U.S. Section 163(j) interest expense carryforwards as the Company has determined that it is more likely than not that the amount of the deferred tax assets will not be realized. A portion of the foreign losses may be carried forward indefinitely, as well as the U.S. Section 163(j) limitation. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2025, unrecognized tax benefits related to prior year tax positions (including interest and penalties) were $5.8 million of which $5.8 million would affect the effective income tax rate if recognized. The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of the provision for income taxes. As of December 31, 2025, accrued interest and penalties related to unrecognized tax benefits was approximately $2.0 million.

The following table represents a reconciliation of the unrecognized tax benefits, not including interest and penalties.

	As of December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of the year	$—	$—	$—
Increases related to prior year tax positions	3,773	—	—
Decreases related to prior year tax positions	—	—	—
Settlements	—	—	—
Foreign currency impacts	—	—	—
Increases related to current year tax positions	—	—	—
Lapse of statute of limitations	—	—	—
Balance, end of the year	$3,773	$—	$—

The Company adopted ASU 2023-09 on a prospective basis for the year ending December 31, 2025. The table below presents income taxes paid (net of refunds received) as a result of our adoption for the year ending December 31, 2025:

As of December 31, 2025
(in thousands)
Income Taxes Paid:
Federal Taxes	$33,943
State Taxes	13,316
Foreign Taxes:
Canada	46,903
Other Foreign Jurisdictions	8,308
Total Income Taxes Paid	$102,470

Below is a summary of income taxes paid (net of refunds received) for the years ending December 31, 2024 and December 31, 2023:

	Year ended December 31,
	2024	2023
	(in thousands)
Total Cash taxes Paid	$101,652	$99,506

The Company files a U.S. federal income tax return as part of a consolidated group as well as income tax returns in various states and other foreign jurisdictions. The Company is open to examination in the United States. for 2019 onward, and Canada for 2021 onward. Generally, for the remaining tax jurisdictions, years from 2020 onward are still open to examination.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Commitments

The Company has future contractual commitments of $30.9 million as of December 31, 2025, and had $30.6 million as of December 31, 2024, for capital commitments.

The Company entered into a rental engine lease agreement that has not yet commenced as of December 31, 2025. The lease is for 5 years with future lease payments estimated to total approximately $11.4 million.

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

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As of December 31, 2025 and December 31, 2024 the provision is nominal.

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

NOTE 16: GUARANTEES

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $27.2 million and $20.6 million as of December 31, 2025 and December 31, 2024, respectively.

NOTE 17: RELATED PARTY TRANSACTIONS

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement (the “Carlyle Services Agreement”) with Carlyle Investment Management L.L.C. (“CIM”), pursuant to which Dynasty Acquisition paid CIM a one-time fee of approximately $24.5 million for strategic advisory and consulting services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Carlyle Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to CIM an annual fee of approximately $2.4 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by CIM pursuant to the Carlyle Services Agreement. Dynasty Acquisition also reimburses CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Carlyle Services Agreement, and Dynasty Acquisition may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided under the Carlyle Services Agreement. In connection with the IPO, the Carlyle Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO, which is October 3, 2026, and the date on which CIM and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of the Company’s outstanding voting common stock. For the year ended December 31, 2025, the Company paid CIM approximately $2.4 million pursuant to the Carlyle Services Agreement. For the year ended December 31, 2024, the Company paid CIM approximately $2.4 million.

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting service agreement (the “Beamer Services Agreement”) with Beamer Investment Inc., an affiliate of GIC, pursuant to which Dynasty Acquisition paid Beamer Investment Inc. a one-time fee of approximately $5.5 million for strategic advisory and consulting, services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Beamer Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to Beamer Investment Inc. an annual fee of approximately $0.6 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by Beamer Investment Inc. pursuant to the Beamer Services Agreement. Dynasty Acquisition also reimburses Beamer Investment Inc.’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Beamer Services Agreement, and Dynasty Acquisition may pay Beamer Investment Inc. additional fees associated with other future transactions or in consideration of any additional services provided under the Beamer Services Agreement. In connection with the IPO, the Beamer Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO and the date on which Beamer Investment Inc. and its affiliates collectively and beneficially own, directly or indirectly, less than 50% of the Company’s outstanding voting common stock that they owned on the date of the closing of the IPO, prior to giving effect to the sale of shares by Beamer Investment Inc. or an affiliate of Beamer Investment Inc. in the IPO. For the year ended December 31, 2025, the Company paid Beamer Investment Inc. approximately $0.6 million pursuant to the Beamer Services Agreement. For the year ended December 31, 2024, the Company paid Beamer Investment Inc. approximately $0.6 million.

The Company expensed $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, for advisory and consulting services as outlined above, $0.8 million as consideration for the services provided by Carlyle as a lead arranger in connection with the New 2024 Term Loan Facilities and $0.4 million as consideration for the services Carlyle provided for the September 2024 amendment to the Prior Credit agreement, as well as $1.2 million for the year ended December 31, 2023 as consideration for the services provided by Carlyle as a lead arranger in connection with the Prior 2023 Term Loan Facilities. An affiliate of Carlyle also served as one of the underwriters of the IPO for which it received underwriting discounts and commissions of approximately $5.6 million.

CFGI, a portfolio company of a fund affiliated with Carlyle, provides the Company with accounting advisory and consulting services. For the year ended December 31, 2025, the Company expensed $3.7 million and paid $3.2 million, to CFGI for accounting advisory and consulting services. For the year ended December 31, 2024, the Company expensed $4.5 million and paid $3.2 million, to CFGI for accounting advisory and consulting services. There were no similar payments to CFGI for the year ended December 31, 2023.

NOTE 18: EMPLOYEE BENEFIT PLANS

Defined contribution pension plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $26.3 million, $24.4 million and $21.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

An actuarial valuation of the defined benefit plans was prepared as of December 31, 2025 and 2024.

The following table summarizes the funded status of the United Kingdom and France defined benefit pension plans as follows:

	December 31, 2025		December 31, 2024
	France	United Kingdom	France	United Kingdom
	(in thousands)
Fair value of plan assets, beginning of year	$—	$64,856	$—	$71,602
Actual return on assets	—	1,929	—	(6,308)
Company contribution	—	3,677	—	3,478
Benefits paid	—	(3,316)	—	(2,728)
Foreign exchange	—	4,908	—	(1,188)
Plan assets, end of year	$—	$72,054	$—	$64,856
Projected pension obligation, beginning of year	$(2,569)	$(64,855)	$(2,806)	$(75,678)
Service costs	(149)	—	(132)	—
Interest costs	(94)	(3,775)	(79)	(3,323)
Actuarial gains (losses)	(168)	594	(115)	10,110
Benefits paid	238	3,316	390	2,728
Foreign exchange	(337)	(4,910)	173	1,308
Projected pension obligation, end of year	(3,079)	(69,630)	(2,569)	(64,855)
Overfunded (underfunded) status, end of year	$(3,079)	$2,424	$(2,569)	$1

The accumulated benefit obligation for all defined benefit pension plans was $71.6 million and $65.4 million at December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
	France	United Kingdom	France	United Kingdom
	(In thousands)
Accumulated benefit obligation, end of year	$2,356	$69,226	$1,960	$63,478
Accumulated benefit obligation, beginning of year	1,960	63,478	2,207	73,510

Amounts recognized in the Consolidated Balance Sheets consist of $3.0 million in Other assets and $3.6 million in Other non-current liabilities as of December 31, 2025, and $2.6 million as of December 31, 2024, in Other non-current liabilities.

Amounts recognized in accumulated other comprehensive loss consist of the following amounts:

	As of December 31,
	2025	2024
	(in thousands)
Cumulative gross unrecognized, net actuarial loss	$(5,604)	$(3,964)
Related tax impact	1,450	952
Total included in accumulated other comprehensive loss	$(4,154)	$(3,012)

The net periodic benefit cost charged to the Consolidated Statements of Operations includes the following components (in thousands):

	Year ended December 31,
	2025	2024	2023
Service cost	$149	$132	$135
Interest cost	3,869	3,402	3,397
Expected return on plan assets	(4,119)	(3,406)	(3,207)
Amortization of net (gain) loss	(13)	(76)	(78)
	$(114)	$52	$247

The principal long-term assumptions on which the valuation was based are as follows:

	France	United Kingdom	France	United Kingdom
	2025	2025	2024	2024
Discount rate to determine benefit obligations - Plan	3.55%	5.63%	3.40%	5.54%
Discount rate to determine benefit obligations - Scheme	n/a	5.61%	n/a	5.54%
Discount rate – to determine net periodic benefit cost	3.55%	5.54%	3.40%	4.55%
Compensation growth rate	3.00%	3.64%	3.00%	3.83%
Expected return on plan assets – Scheme	n/a	6.00%	n/a	6.10%
Expected return on plan assets – Plan	n/a	5.54%	n/a	5.47%

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
•
Other assets - These investments are priced based on unobservable inputs and are classified as Level 3 of the valuation hierarchy.

The fair value of plan assets for the United Kingdom defined benefit plans by major category were as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash	$9	$—	$—	$9
Equity funds:
International equities	—	6,617	—	6,617
Emerging market equities	—	936	—	936
Fixed income funds:
U.S. and international government bonds	—	36,103	—	36,103
Corporate bonds	—	12,443	3,842	16,285
Emerging market bonds	—	1,884	—	1,884
Real estate and property funds	—	—	7,751	7,751
Hedge funds	—	1,585	—	1,585
Other funds	—	—	884	884
Fair value of pension assets	$9	$59,568	$12,477	$72,054

The fair value of plan assets for the United Kingdom defined benefit plans by major category were as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash	$3,546	$—	$—	$3,546
Equity funds:
International equities	—	6,492	—	6,492
Emerging market equities	—	907	—	907
Fixed income funds:
U.S. and international government bonds	—	25,494	—	25,494
Corporate bonds	—	11,699	4,305	16,004
Emerging market bonds	—	1,784	—	1,784
Real estate and property funds	—	—	7,489	7,489
Hedge funds	—	1,988	—	1,988
Other funds	—	—	1,152	1,152
Fair value of pension assets	$3,546	$48,364	$12,946	$64,856

The following table represents the reconciliation of the Level 3 pension assets measured at fair value:

	Corporate Bonds funds	Real Estate and Property funds	Other funds	Total
	(in thousands)
Balance, December 31, 2023	$3,658	$7,859	$1,309	$12,826
Sales	—	(482)	(13)	(495)
Change in market value:	711	259	(69)	901
Foreign exchange	(64)	(147)	(75)	(286)
Balance, December 31, 2024	$4,305	$7,489	$1,152	$12,946
Sales	(1,165)	(779)	—	(1,944)
Change in market value:	377	460	(80)	757
Foreign exchange	325	581	(188)	718
Balance, December 31, 2025	$3,842	$7,751	$884	$12,477

The Company expects to contribute $3.7 million to its pension plans in 2026.

Future estimated benefit payments over the next 10 years from the United Kingdom and France defined benefit plans for the years ending December 31 and thereafter are as follows (in thousands):

2026	$3,460
2027	3,358
2028	3,747
2029	3,753
2030	4,035
Thereafter (2031-2035)	20,311
Total	$38,664

NOTE 19: STOCK BASED COMPENSATION

Corporate Restructuring and Restructuring Transactions

In connection with and prior to the completion of the IPO, the Company effected certain restructuring transactions. These restructuring transactions consisted of (i) the 103-for-one forward stock split of our common stock effected on September 20, 2024, (ii) the distribution to former holders of Class A-1 Units and Class A-2 Units of Dynasty Parent Holdings, L.P. an aggregate of 275,053,375 shares of our common stock (of which 8,157 were restricted shares at the time of distribution), and to holders of Class B Units of Dynasty Parent Holdings, L.P. an aggregate of 6,158,255 shares of our common stock (of which 6,028,394 were restricted shares at the time of distribution), and (iii) the liquidation and dissolution of Dynasty Parent Holdings, L.P. Immediately following the Restructuring Transactions, 281,211,630 shares of our common stock were issued and outstanding. Due to the 103-for-one forward stock split all share and per share amounts for all periods presented here have been adjusted retroactively, where applicable, to reflect this split. Additionally, see Note 4 Earnings (loss) per share.

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

The calculation of the fair value of awards also requires an estimate of the Company’s equity value. As the Company historically has been a privately held company with no trading history for its common stock to date, the estimated fair value of the Company’s common stock was determined by the Board of Directors, with input from management and valuations by third-party specialists. To determine the fair value, the Board of Directors considered most recently available third-party valuations of common stock and an assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Additional factors include, among others, the nature and history of the Company’s business; the Company’s stage of development and commercialization; external market conditions; valuations of the Company’s industry peers; and the likelihood of achieving a liquidity event, or sale of the Company.

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

Expected Dividends. The Company does not pay dividends and is not expected to pay dividends in the near term. As such, the Company elected to use a dividend yield of 0%

Risk-Free Rate. The Company used the U.S. Treasury Securities yield corresponding to the expected term, of 4.07%.

Expected Volatility. The Company began being publicly traded on October 2, 2024, followed by additional secondary offerings in March 2025 and May 2025, thus the Company has limited trading data to calculate meaningful volatility. As such, the Company relied solely on peer group volatility, calculated at 40.0%.

Stock Options:

The following is a summary of the activity for stock option awards:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	—	—	—	—
Granted	463,194	$10.51
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	463,194	$10.51	5.75	$6,600
Granted	737,354	$25.62
Exercised	—	—
Forfeited	(57,426)	$25.62
Outstanding at December 31, 2025	1,143,122	$19.50	7.39	$10,497

Options Exercisable at December 31, 2025	50,347	$9.93	3.73	$944

Restricted Stock Units (“RSUs”):

The RSUs granted in 2025 under the 2024 Plan generally vest in three equal annual installments, subject to the participant’s continued employment with the Company. The fair value of RSUs granted is estimated using the closing price of the Company’s stock on the grant date.

The following is a summary of the activity for RSUs:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2023	—	—
Granted	238,540	$29.81
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2024	238,540	$29.81
Granted	557,875	$26.11
Vested	(8,634)	$32.02
Forfeited	(117,638)	$27.56
Nonvested at December 31, 2025	670,143	$27.10

Restricted Stock Awards (“RSAs”):

The following is a summary of the activity for RSAs:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2023	—	—
Corporate restructuring	6,036,550	$5.02
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2024	6,036,550	$5.02
Granted	—	—
Vested	(19,963)	$7.44
Forfeited	(176,019)	$6.78
Nonvested at December 31, 2025	5,840,568	$4.96

5,840,568 RSAs were outstanding and included in the Company’s 334,294,245 shares of Common Stock outstanding at December 31, 2025.

Stock Based Compensation Expense:

The Company recorded $13.2 million and $17.4 million in stock compensation expense during the years ended December 31, 2025 and 2024, respectively. The Company will continue to recognize stock compensation expense ratably over the requisite remaining service period for the awards. As of December 31, 2025, there was $27.6 million of unrecognized compensation costs.

Stock Repurchase Program:

On December 9, 2025, the Board of Directors of the Company approved a stock repurchase program, effective immediately. The stock repurchase program authorizes the Company to repurchase up to $450.0 million of the Company’s common stock, par value $0.01, subject to market conditions, contractual restrictions and other factors.

Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

No stock repurchases were made during the year ended December 31, 2025. As of December 31, 2025, $450.0 million remained available for repurchase under the stock repurchase program. See Note 26, "Subsequent Events" for further details of the Company's share repurchases made in 2026.

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

The Company’s term loan borrowing, which is SOFR-based, approximates fair value at December 31, 2025. The inputs used to measure the fair value of the Company’s debt instrument are classified as Level 2 within the fair value hierarchy.

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

The Company determined the initial value for the contingent consideration liability of $15.2 million at December 31, 2024, using the Level 3 inputs below as of the issuance date on August 23, 2024. There were no changes in the estimated fair value of the contingent consideration as of December 31, 2025.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.2%

The contingent consideration measured at fair value using unobservable inputs decreased from the initial measurement of $15.2 million as of December 31, 2024 to $8.2 million as of December 31, 2025. The Company paid $7.0 million of contingent consideration during the year ended December 31, 2025. The current portion of the $8.2 million contingent consideration liability is recorded in Accrued and other current liabilities and the non-current portion is recorded in Other non-current liabilities.

The following table summarizes the carrying amounts and fair values of financial instruments:

			As of December 31, 2025		As of December 31, 2024
	Balance Sheet Classification	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	2	$—	$—	$1,539	$1,539
Foreign exchange contracts	Prepaid expenses and other current assets	2	1,757	1,757	—	—
Total assets			$1,757	$1,757	$1,539	$1,539
Liabilities:
Interest rate caps	Accrued expenses and other current liabilities	2	6,808	6,808	8,967	8,967
Interest rate caps	Other non-current liabilities	2	—	—	3,709	3,709
Contingent consideration - current	Accrued expenses and other current liabilities	3	7,000	7,000	7,000	7,000
Contingent consideration - non-current	Other non-current liabilities	3	1,150	1,150	8,150	8,150
Total liabilities			$14,958	$14,958	$27,826	$27,826

The gains (losses) on the Company’s derivative instruments were as follows:

		Year Ended December 31,
	Statement of Operations Classification	2025	2024	2023
		(in thousands)
Amount of (loss) gain recognized in net income:
Interest rate swaps	Interest expense	$2,183	$9,458	$18,956
Interest rate caps	Interest expense	(9,844)	(293)	(625)
Foreign exchange contracts	Selling, general and administrative expense	2,141	818	265
Total (loss) gain in net income		$(5,520)	$9,983	$18,596

	Statement of Comprehensive Income Classification
Amount of (loss) gain recognized in other comprehensive income (loss):
Interest rate swaps	Cash flow hedge gain	$644	$4,876	$7,851
Interest rate caps	Cash flow hedge loss	(4,218)	(519)	(7,686)
Foreign exchange contracts	Cash flow hedge gain (loss)	3,899	(103)	1,677
Total gain recognized in other comprehensive income		$325	$4,254	$1,842

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

During the years ended December 31, 2025, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with its long-term debt agreements.

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

On October 21, 2025, the Company entered into a GBP foreign currency contract at a notional value of USD $46.8 million and a CAD foreign currency contract at a notional value of CAD $260.0 million maturing on December 29, 2026.

On April 7, 2025, the Company entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD 136.5 million, which matured on December 31, 2025. Previously, the Company had one foreign currency contract that was entered on April 12, 2024 at a notional value of GBP 17.5 million and matured on December 31, 2024.

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As of December 31, 2025		As of December 31, 2024
	Asset	Liability	Asset	Liability
	(in thousands)
Foreign exchange contracts	$1,757	$—	$—	$—
Interest-rate swap agreements	—	—	1,539	—
Interest-rate cap agreements	—	6,808	—	12,676
Net derivatives as classified in the consolidated balance sheets	$1,757	$6,808	$1,539	$12,676

NOTE 22: GOVERNMENT GRANTS

The Company received no material financial support from government programs during the years ended December 31, 2025, 2024 and 2023.

NOTE 23: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest-Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2022	$9,377	$(358)	$(16)	$1,290	$10,293
Other comprehensive gain (loss) before Reclassifications, net of income tax	(267)	1,224	383	(4,468)	(3,128)
Amounts reclassified from accumulated other comprehensive loss	(13,856)	(193)	—	(78)	(14,127)
Net other comprehensive income (loss)	(14,123)	1,031	383	(4,546)	(17,255)
Balance, December 31, 2023	$(4,746)	$673	$367	$(3,256)	$(6,962)
Other comprehensive gain (loss) before Reclassifications, net of income tax	3,317	(75)	(367)	244	3,119
Amounts reclassified from accumulated other comprehensive loss	(6,981)	(598)	—	—	(7,579)
Net other comprehensive income (loss)	(3,664)	(673)	(367)	244	(4,460)
Balance, December 31, 2024	$(8,410)	$—	$—	$(3,012)	$(11,422)
Other comprehensive gain (loss) before Reclassifications, net of income tax	(2,722)	2,846	—	(1,142)	(1,018)
Amounts reclassified from accumulated other comprehensive income (loss)	5,834	(1,563)	—	—	4,271
Net other comprehensive income (loss)	3,112	1,283	—	(1,142)	3,253
Balance, December 31, 2025	$(5,298)	$1,283	$—	$(4,154)	$(8,169)

NOTE 24: SEGMENT INFORMATION

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

Selected financial information for each segment is as follows:

	Year ended December 31, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$5,432,350	$630,163	$6,062,513
Intersegment revenue	(78,397)	78,397	—
Total segment revenue	5,353,953	708,560	6,062,513
Other segment items (1)	4,647,070	505,856	5,152,926
Segment Adjusted EBITDA	$706,883	$202,704	$909,587
Corporate (2)			101,414
Depreciation and amortization			193,664
Interest expense			174,217
Business transformation costs (LEAP and CFM) (3)			26,028
Non-cash stock compensation expense			13,237
Integration costs and severance (4)			5,601
Other (5)			18,574
Income before income taxes			$376,852

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

(5)
Represents professional fees related to business transformation, secondary offering costs, loss on disposals and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 17, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Year ended December 31, 2024
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$4,712,468	$524,693	$5,237,161
Intersegment revenue	(67,729)	67,729	—
Total segment revenue	4,644,739	592,422	5,237,161
Other segment items (1)	4,033,833	437,688	4,471,521
Segment Adjusted EBITDA	$610,906	$154,734	$765,640
Corporate (2)			75,108
Depreciation and amortization			188,164
Interest expense			282,507
Business transformation costs (LEAP and CFM) (3)			43,238
IPO-related costs			26,909
Refinancing costs			23,700
Loss on debt extinguishment			15,255
Stock compensation (4)			17,376
Integration costs and severance (5)			2,782
Acquisition Costs (6)			1,374
Other (7)			7,470
Income before income taxes			$81,757

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

	Year ended December 31, 2023
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$4,097,621	$465,663	$4,563,284
Intersegment revenue	(47,753)	47,753	—
Total segment revenue	4,049,868	513,416	4,563,284
Other segment items (1)	3,530,757	388,108	3,918,865
Segment Adjusted EBITDA	$519,111	$125,308	$644,419
Corporate (2)			83,301
Depreciation and amortization			197,104
Interest expense			309,645
Business transformation costs (LEAP and CFM) (3)			11,363
Refinancing costs			19,921
Loss on debt extinguishment			6,182
Integration costs and severance (4)			1,374
Acquisition costs (5)			1,514
Other (6)			8,896
Profit before tax			$5,119

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
(3)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of our CFM56 capabilities into Dallas, Texas
(4)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
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

The following table presents revenues from external customers by geographic area based on location of the customer:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
United States	$3,388,883	$3,073,521	$2,862,358
United Kingdom	446,181	604,292	453,886
Canada	756,787	591,232	372,578
Rest of Europe (1)	544,737	402,111	360,258
Asia (1)	508,852	233,738	209,736
Rest of the world (1)	417,073	332,267	304,468
Total revenue	$6,062,513	$5,237,161	$4,563,284

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 3% of total revenue for the years ended December 31, 2025, 2024 and 2023.

The following table presents long-lived assets by geographic area:

	As of December 31,
	2025	2024
	(in thousands)
United States	$493,367	$418,990
Canada	154,959	160,883
United Kingdom	97,521	107,659
France	16,639	17,625
Singapore	17,226	14,758
Rest of the world	22,410	20,898
Total long-lived assets	$802,122	$740,813

NOTE 25: FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

STANDARDAERO, INC.

BALANCE SHEETS (Parent Company)

(In thousands, except share figures)

	As of December 31,
	2025	2024
Assets
Investment in subsidiaries	$2,667,311	$2,373,404
Total assets	$2,667,311	$2,373,404

Commitments and contingencies

Stockholders' equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,461,630 issued and 334,294,245 outstanding as of December 31, 2025 and 334,461,630 shares issued and outstanding as of December 31, 2024)	$3,345	$3,345
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,958,039	3,944,802
Accumulated deficit	(1,294,073)	(1,574,743)
Treasury stock (at cost, 176,019 and 0 shares as of December 31, 2025 and December 31, 2024)	—	—
Total stockholders' equity	2,667,311	2,373,404
Total liabilities and stockholders' equity	$2,667,311	$2,373,404

The accompanying notes are an integral part of the consolidated financial statements.

STANDARDAERO, INC.

STATEMENTS OF OPERATIONS (Parent Company)

(In thousands, except share figures)

	Year Ended December 31,
	2025	2024	2023
Equity in net income (loss) of subsidiaries	$277,417	$10,974	$(35,061)
Net income (loss)	277,417	10,974	(35,061)
Equity in other comprehensive income (loss) of subsidiaries	3,253	(4,460)	(17,255)
Total Comprehensive income (loss)	$280,670	$6,514	$(52,316)

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

NOTE 26: SUBSEQUENT EVENTS

January 2026 Secondary Offering and Share Repurchase

On January 29, 2026, the Selling Stockholders completed a public offering of an aggregate of 57,500,000 shares of Common Stock (including the full exercise by the underwriters of their option to purchase up to an additional 7,500,000 shares) at a price to the public of $31.00 per share (the “January 2026 Offering”).

On January 29, 2026, the Company completed the repurchase of 1,637,465 shares of Common Stock from a selling stockholder affiliated with GIC (the “GIC Stockholder”) in a private transaction at a price of $30.54 per share (the “Share Repurchase”). The Share Repurchase was made pursuant to the Company’s existing stock repurchase program approved by its board of directors in December 2025 and pursuant to a stock purchase agreement, dated January 20, 2026, with the GIC Stockholder. The Share Repurchase was conditioned upon the completion of the January 2026 Offering and closed concurrently with such offering. The repurchased shares of Common Stock are no longer outstanding.

As of January 29, 2026, Carlyle and GIC own approximately 31.4% and 7.1% of the Company’s outstanding Common Stock, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria described in Internal Control – Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The following material weaknesses exist as of December 31, 2025:

Control environment and monitoring controls

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, we did not design and maintain effective monitoring controls to verify the proper and consistent functioning of our internal controls.

These material weaknesses contributed to the following additional material weaknesses:

Period-end financial reporting and significant account balances

We did not design and maintain effective controls related to the period-end financial reporting process and significant account balances, including ensuring that there is adequate documented evidence of a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting.

Information technology general controls

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

Impact of Material Weaknesses

These material weaknesses resulted in immaterial corrections, as well as immaterial unrecorded errors to various accounts and disclosures in the Company's consolidated financial statements for the years ended December 31, 2025 and 2024 and condensed consolidated financial statements for the quarter ended March 31, 2025. Additionally, each of the material weaknesses could result in misstatements of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025, we identified material weaknesses in internal control over financial reporting related to the risk assessment, information and communication components of the COSO Framework and related to establishing policies and procedures for financial reporting.

During 2025, we completed the following remediation efforts:

Risk assessment

We developed and implemented enhanced procedures to identify and analyze business changes that could significantly impact financial reporting, and to determine appropriate actions to mitigate new or evolving risks based on the COSO Framework.

Information and communication

We established formal protocols, regular meetings, and communication channels to ensure timely, accurate, and complete exchange of financial information. We also implemented tools to facilitate efficient flow of information required for accounting and financial reporting.

Policies and procedures

We enhanced existing policies and procedures and developed new policies and procedures related to accounting and financial reporting to assist the organization in appropriately recording transactions and preparing financial statements.

Management has completed its documentation, testing and evaluation of the updated internal controls and determined that, as of December 31, 2025, these controls have now operated for a sufficient period of time and management has concluded, through testing of the design and operating effectiveness of the controls, that the controls are operating effectively. As such, management concluded that the previously identified material weaknesses described above under “Remediation of Previously Reported Material Weaknesses” have been remediated as of December 31, 2025.

Remediation Plan for Material Weaknesses

Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. To address our material weaknesses, we are at various stages of designing and implementing the following measures designed to improve our internal control over financial reporting:

Control environment and monitoring controls

Personnel and Resources:

•
Hired a third-party advisory firm with expertise and extensive public company experience to help us design, document, and implement our internal controls in response to the material weaknesses;

•
Hired additional accounting personnel with appropriate knowledge and experience in internal control over financial reporting and SEC financial reporting requirements, legal and compliance to ensure the effectiveness of our processes and operation of our internal controls;
•
Hiring additional information technology personnel with expertise in IT general controls and financial systems;
•
Increasing ongoing training and development to existing personnel to enhance their knowledge of internal controls, accounting principles, financial reporting, internal control requirements; and
•
Finalizing clear roles and responsibilities within the organization.

Segregation of Duties:

•
Designing and implementing controls to establish and maintain appropriate segregation of duties across our finance, accounting, and IT functions;
•
Conducting periodic assessments to identify incompatible duties and implementing mitigating controls where segregation of duties cannot be fully achieved; and
•
Implementing system configurations and access restrictions to enforce segregation of duties for key financial processes, including journal entry preparation and approval.

Monitoring controls:

•
Designing and implementing monitoring controls and protocols to assess the design and operating effectiveness of our internal controls on an ongoing basis;
•
Establishing a formal management self-assessment process to verify the proper and consistent functioning of our internal controls periodically during the year;
•
Implementing escalation procedures for identified control deficiencies; and
•
Establishing regular reporting to senior management and the Audit Committee on the effectiveness of internal controls.

Period-end financial reporting and significant account balances

•
Implemented enhancements to our account reconciliation process, increasing monitoring capabilities, and improving our consistency.
•
Enhanced the process over the review and approval of journal entries to ensure that all journal entries are subject to appropriate review and approval.
•
Formed a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of quarterly disclosures made by us through controls and procedures and the monitoring of their integrity and effectiveness.
•
We are designing and implementing controls over the period-end financial reporting process and significant account balances. Additionally, we are implementing procedures to ensure adequate documented evidence of a sufficient level of management review over complex estimates and judgmental areas of accounting and financial reporting.

Information technology general controls

We are improving the design and operation of IT general controls for IT systems that are relevant to the preparation of our financial statements. Specifically, we are designing and implementing:

User Access Controls:

•
Designing and implementing enhanced user access controls for all financial systems, including:

•
Periodic user access reviews to ensure access rights remain appropriate;
•
Formal user provisioning and deprovisioning procedures;
•
Implementation of stronger password policies and authentication controls; and
•
Develop policies and procedures for regular user access review of all users with access to the financially relevant systems.

IT Program Change Management:

•
Establishing formal change management policies and procedures for financial systems;
•
Implementing controls to ensure that system changes are properly authorized, tested, and documented;
•
Establishing test and approval requirements before changes are migrated to production; and
•
Implementing tools to track and monitor system changes.

Computer Operations:

•
Designing and implementing controls over critical computer operations activities, including:
o
Monitoring and resolution of failed batch jobs and interfaces;
o
Formal procedures for data backup and disaster recovery testing;
o
Controls over the processing and transfer of data between systems; and
o
Documentation and monitoring of system performance and availability.

Overall IT Control Environment:

•
Enhancing our IT governance structure and establishing clear ownership and accountability for IT general controls;
•
Evaluating and initiating the implementation of technological enhancement;
•
Providing training to IT personnel on IT general control requirements and best practices; and
•
Engaging external third-party advisors with IT controls expertise to advise on the design and implementation of enhanced IT controls.

We have begun implementation of our remediation plan and are making progress on several initiatives. While the material weaknesses have not been remediated as of December 31, 2025, management is devoting substantial resources to the ongoing remediation efforts. However, the remediation of these material weaknesses is a comprehensive undertaking that will require sustained effort and sufficient time for the new controls to be implemented and tested. While we are committed to completing remediation as soon as practicable, we cannot provide assurance regarding the timing of full remediation. We will continue to provide updates on our remediation progress in future filings.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weaknesses or modify the remediation measures described above as we continue to evaluate and improve our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Limitations on Effectiveness of Disclosure Controls and Procedures

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there were no additional changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation activities described above.

Item 9B. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
Executive Officers
Russell Ford	64	Chief Executive Officer and Director
Daniel Satterfield	60	Chief Financial Officer and Treasurer
Kimberly Ernzen	53	Chief Operating Officer
Lewis Prebble	55	President, Engine Services – Airlines & Fleets
Marc Drobny	55	President, Engine Services – Military, Helicopters & Energy
Anthony Brancato	65	President, Engine Services – Business Aviation
Gregory Krekeler	64	President, Component Repair Services
Michael Kaplan	57	Chief Legal Officer
Alexander Trapp	52	Chief Strategy Officer
Malisa Chambliss	55	Chief Human Resources Officer

Directors
Douglas V. Brandely	45	Director
Peter J. Clare	60	Director
Ian Fujiyama	53	Director
Derek Kerr	61	Director
Wendy M. Masiello	67	Director
Paul McElhinney	65	Director
Andrea Fischer Newman	67	Director
Stefan Weingartner	64	Director

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

Kimberly Ernzen was appointed Chief Operating Officer in May 2024. Prior to joining the Company, Ms. Ernzen served in a variety of leadership positions at Raytheon since 2014, including President, Naval Power, from April 2020 to May 2024, Senior Vice President, Air Warfare Systems, from November 2018 to March 2020, Vice President, Land Warfare Systems, from May 2017 to October 2018 and Vice President, Operations from March 2014 to May 2017. During her three decades of experience in the aerospace industry, Ms. Ernzen has held multiple director and manager roles at Raytheon, Hawker Beechcraft, Cessna and Boeing. Ms. Ernzen holds an Executive M.B.A., a Master of Science in aerospace engineering and a Bachelor of Science in aerospace engineering from Wichita State University.

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

Gregory Krekeler was appointed President of Component Repair Services in September 2025. Mr. Krekeler joined the Company in January 2023 as Vice President and General Manager of the company’s Maryville, TN strategic business unit. Prior to joining the Company, he led Krekeler Consulting LLC from March 2022 to January 2023. Prior to 2022, Mr. Krekeler spent 35 years in various aviation leadership and management roles at Boeing Defense, Boeing Global Services and within Boeing Supply Chain Management. Mr. Krekeler also served in Boeing Defense executive director roles in the United States, Canada, and the United Kingdom. Mr. Krekeler started his career with McDonnell Douglas in engineering, aircraft and software development in Phantom Works culminating as an integrated product team leader on the F/A-18 Super Hornet development and F/A-18 Program Chief of Staff. Mr. Krekeler holds a Master of Business Administration from Olin School of Business at Washington University in St. Louis, a Master of Science in Aerospace Engineering from Missouri University of Science and Technology, and a Bachelor of Science in Aerospace Engineering from the University of Kansas. He has served on boards at all three universities and local charitable boards.

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

Michael Kaplan was appointed Chief Legal Officer in October 2025 and has direct oversight of the Company’s legal, corporate governance, and regulatory compliance functions. Prior to joining the Company, Mr. Kaplan was Senior Counsel at Norton Rose Fulbright, a global law firm, where he specialized in corporate governance, M&A and securities law. Mr. Kaplan served as Senior Vice President and General Counsel for M.D.C. Holdings, Inc. (NYSE: MDC). From February 2020 until October 2022, Mr. Kaplan was the Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary for Red Robin Gourmet Burgers, Inc. (Nasdaq: RRGB) and from September 2013 until February 2020, he was the Senior Vice President, CLO, CCO and Secretary for that company. Prior to RRGB, Mr. Kaplan was Senior Vice President, General Counsel, Chief Security Officer and Secretary for

StandardAero from January 2010 until July 2013, and from January 2000 until January 2010 he was a shareholder with Greenberg Traurig, LLP. Mr. Kaplan holds a Bachelor of Arts degree in economics and government from the College of William and Mary and a J.D. degree from the Stanford Law School.

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

Douglas V. Brandely is a Partner of The Carlyle Group, a private equity firm, where he focuses on investments in the aerospace, defense and government sectors as a member of Carlyle’s U.S. Buyout group. He has previously served as a member of the board of directors for other Carlyle investments, such as Forgital Group, Novetta Solutions, PrimeFlight Aviation Services and Sequa Corporation. Prior to joining Carlyle in 2005, Mr. Brandely was an investment banking analyst at Greenhill & Co. He holds a M.B.A. from the Wharton School at the University of Pennsylvania and a Bachelor of Science in commerce from the University of Virginia. We believe Mr. Brandely is qualified to serve on our board of directors because of his corporate finance expertise and knowledge of the aerospace industry, as well as his experience on the board of directors of several Carlyle portfolio companies.

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

Ian Fujiyama is a Partner of The Carlyle Group, a private equity firm, as well as head of Carlyle’s Global Aerospace, Defense, and Government Services team. Mr. Fujiyama joined Carlyle in 1997, and in 1999 he spent two years in Hong Kong and Seoul working with Carlyle’s Asia buyout fund, Carlyle Asia Partners. Mr. Fujiyama previously served as Chairman of Carlyle’s Diversity and Inclusion Committee. Prior to joining Carlyle, Mr. Fujiyama was an associate at Donaldson Lufkin and Jenrette Securities Corp., with a focus on high yield and merchant banking transactions. He currently serves as a member of the board of directors of Two Six Technologies, Inc., and ManTech International. He previously served on the board of directors of ARINC Incorporated, CPI, Dynamic Precision Group, KLDiscovery, Inc., Loc Performance, Novetta Solutions LLC and Booz Allen Hamilton. Mr. Fujiyama holds a Bachelor of Science in economics from the Wharton School at the University of Pennsylvania. We believe Mr. Fujiyama is qualified to serve on our board of directors because of his corporate finance expertise and knowledge of the aerospace industry as well as his experience on the board of directors of several Carlyle portfolio companies.

Derek Kerr served as Vice Chair and Strategic Advisor of American Airlines Group Inc. (“AAG”) and President of American Eagle, a passenger airline, from December 2022 to September 2023. He retired from AAG and American Eagle in September 2023. From 2013 to December 2022, Mr. Kerr served as Executive Vice President and Chief

Financial Officer of AAG and its wholly-owned subsidiary, American Airlines, Inc., overseeing global corporate risk, corporate development and corporate financial functions, including treasury, accounting, financial planning, labor and fleet analysis, tax, strategic planning, investor relations and purchasing. Prior to that, he served as Senior Vice President and Chief Financial Officer of US Airways in 2009, with an added responsibility for information technology. He previously worked at America West Airlines starting in 1996 and served in a variety of finance and planning roles until being named Chief Financial Officer in 2002. Mr. Kerr currently serves on the Board of Directors of AECOM and Comerica Incorporated. Mr. Kerr earned a Bachelor of Science in aeronautical engineering and a Master of Business Administration in finance from the University of Michigan. We believe Mr. Kerr is qualified to serve on our board of directors because of his significant leadership experience and knowledge of the aerospace industry.

Wendy M. Masiello is an independent consultant and President of Wendy Mas Consulting, LLC. She retired from the United States Air Force as a Lieutenant General in 2017 after over three decades of decorated military service. Prior to her retirement from the United States Air Force, Ms. Masiello served as Director of the Defense Contract Management Agency from 2014 to 2017 and Deputy Assistant Secretary (Contracting), Office of the Assistant Secretary of the Air Force for Acquisition, from 2011 to 2014. Ms. Masiello serves as Lead Independent Director for KBR, Inc. board of directors, where she is a member of the Compensation, and the Sustainability, Technology and Cybersecurity Committees. She also serves as a member of the board of directors for EURPAC Services, Inc., Tlingit Haida Tribal Business Corporation, MRI Global, ReBuilding Together and previously served as a member of the board of directors for the National Contract Management Association from 2018 to 2024, and Chair of that Board from 2022-2023. Ms. Masiello holds a Master of Science in national resource strategy from the Industrial College of the Armed Forces, a Master of Science in logistics management from the Air Force Institute of Technology and a Bachelor of Business Administration from Texas Tech University. We believe Ms. Masiello is qualified to serve on our board of directors because of her extensive knowledge of the aerospace, government contracting and procurement industries.

Paul McElhinney is a Senior Operating Partner of AE Industrial Partners, where he leads the Portfolio Strategy and Optimization Group. Prior to joining AE Industrial in 2018, Mr. McElhinney served in various senior roles over a 30-year career with General Electric, including as President and Chief Executive Officer of GE Power Services and GE Aviation Services, as well as General Counsel and various Business Development roles at GE Aviation and GE Capital Aviation Services. Mr. McElhinney serves as Chair of the board of directors for Moeller Aerospace, AIM MRO and Columbia Helicopters. He holds a Law Degree from Trinity College, London. We believe Mr. McElhinney is qualified to serve on our board of directors because of his decades of experience and leadership in the aerospace industry.

Andrea Fischer Newman served as Senior Vice President, Government Affairs, for Delta Air Lines until her retirement in 2017. Prior to her time at Delta Air Lines, Ms. Newman served in various senior government affairs roles at Northwest Airlines from 1995 until Delta Air Lines’ merger with Northwest in 2008. Across her 25 years in the airline industry, Ms. Newman has helped guide the airline industry’s public policy engagement, including the terrorist attacks of September 11, the passage of the FAA Modernization Act of 2012, and helped lead the U.S. industry’s efforts to level the playing field with foreign airline competitors through enforcement of Open Skies Agreements. She serves as a member of the board of directors of Spirit Airlines, LAUNCH Technical Workforce Solution, Sequitur Energy Resources and PrimeFlight Aviation Services and previously served as a member of the board of directors for Borden Dairy. In addition, Ms. Newman was elected to three terms as a Regent of the University of Michigan, serving from 1995 to 2019. She holds a Juris Doctor from The George Washington University and a Bachelor of Arts in history from the University of Michigan. We believe Ms. Newman is qualified to serve on our board of directors because of her decades of experience in the airline industry.

Stefan Weingartner is an Operating Executive of The Carlyle Group, a private equity firm, where he focuses on the aerospace, defense and government sectors. Prior to joining Carlyle in 2015, Dr. Weingartner was President and Chief Executive Officer of MTU Maintenance and a member of the Executive Board of MTU Aero Engines AG. Prior to that role, Dr. Weingartner held various leadership roles with multiple aerospace companies, including MTU Aero Engines GmbH, EADS Japan Co. Ltd. (now Airbus Group), based in Tokyo from 1996 to 2001, and Daimler Chrysler Aerospace. He currently serves as a member of the strategic advisory board of Forgital Group and previously served as a member of the board of directors of Sequa Corporation from 2015 to 2022. Dr. Weingartner holds a Ph.D. in engineering from Technical University of Munich, a Master of Science in physics from the Technical University of Munich, an M.B.A. from Edinburgh Business School and a Bachelor of Science in physics from the Technical University of Munich. We believe Mr. Weingartner is qualified to serve on our board of directors because of his technical expertise in physics and engineering, as well as his decades of experience in the aerospace industry.

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

The remaining information required by Item 10 is incorporated herein by reference from our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of StandardAero, Inc.	8-K	001-42298	3.1	10/3/2024
3.2	Amended and Restated Bylaws of StandardAero, Inc.	8-K	001-42298	3.2	10/3/2024
4.1*	Description of Securities
10.1	Credit Agreement, dated October 31, 2024, by and among Dynasty Acquisition Co., Inc. as the U.S. Borrower, Standard Aero Limited as the Canadian Borrower, Dynasty Intermediate Co., Inc., the lenders and L/C issuers party thereto, and UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer	8-K	001-42298	10.1	11/1/2024
10.2	Stockholders Agreement, dated October 1, 2024 among StandardAero, Inc. and certain of its stockholders	8-K	001-42298	10.1	10/3/2024
10.3#	StandardAero, Inc. 2024 Incentive Award Plan	S-1	333-281992	10.15	9/12/2024
10.4#	Form of Option Award Agreement under the StandardAero, Inc. 2024 Incentive Award Plan	S-1	333-281992	10.16	9/12/2024
10.5#	Form of Restricted Stock Unit Award Agreement under the StandardAero, Inc. 2024 Incentive Award Plan	S-1	333-281992	10.17	9/12/2024
10.6#	Form of Restricted Stock Award Agreement under the StandardAero, Inc. 2024 Incentive Award Plan	S-1	333-281992	10.18	9/12/2024
10.7#	StandardAero, Inc. Non-Employee Director Compensation Program	S-1	333-281992	10.19	9/12/2024
10.8#	Dynasty Parent Holdings, L.P. and StandardAero, Inc. 2019 Long-Term Incentive Plan	S-1	333-281992	10.20	9/12/2024
10.9#	StandardAero, Inc. 2024 Employee Stock Purchase Plan	S-1	333-281992	10.21	9/12/2024
10.10#	Amended and Restated Executive Employment Agreement, dated as of April 4, 2019, by and between Russell Ford and StandardAero Aviation Holdings, Inc., as amended by the Amendment to Amended and Restated Employment Agreement, dated as of November 2023, by and between Russell Ford and StandardAero Aviation Holdings, Inc.	S-1	333-281992	10.22	9/12/2024
10.11#	Offer Letter Agreement, dated November 23, 2022, by and between StandardAero and Daniel Satterfield	S-1	333-281992	10.23	9/12/2024
10.12#	Offer Letter Agreement, dated July 15, 2022, by and between StandardAero and Kimberly Ashmun	S-1	333-281992	10.24	9/12/2024
10.13#	Offer Letter Agreement, dated March 1, 2021, by and between StandardAero and Lewis Prebble	S-1	333-281992	10.26	9/12/2024
10.14#*	Separation Agreement and Waiver and General Release of all Claims, dated as of November 3, 2025, between Kimberly Ashmun and StandardAero Component Services, Inc.
10.15#*	Offer Letter Agreement, dated April 23, 2024, by and between StandardAero and Kim Ernzen
10.16#*	Offer Letter Agreement, dated February 28, 2018, by and between StandardAero and Marc Drobny
10.17#*	Amended and Restated Executive Employment Agreement, dated October 31, 2017, by and between StandardAero and Anthony Brancato
10.18#*	Amendment No. 1 to and Restated Executive Employment Agreement, dated October 1, 2020, by and between StandardAero and Anthony Brancato
10.19#	Form of Director and Officer Indemnification Agreement	S-1	333-281992	10.27	9/12/2024

10.20#	Amended and Restated Consulting Services Agreement with Carlyle Investment Management L.L.C.	10-K	001-42298	10.16	3/12/2025
10.21#	Amended and Restated Consulting Services Agreement with Beamer Investment Inc.	10-K	001-42298	10.17	3/12/2025
19.1	Insider Trading Compliance Policy	10-K	001-42298	19.1	3/12/2025
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-42298	97.1	3/12/2025
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
101.SCH	XBRL Taxonomy Extension Schema with embedded Linkbase document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

StandardAero, Inc.

Date: February 25, 2026	By:	/s/ Russell Ford
Russell Ford
Principal Executive Officer

Date: February 25, 2026	By:	/s/ Daniel Satterfield
Daniel Satterfield
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell Ford	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Name

/s/ Daniel Satterfield	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
Name

/s/ Douglas Brandely	Director	February 25, 2026
Name

/s/ Peter J. Clare	Director	February 25, 2026
Name

/s/ Ian Fujiyama	Director	February 25, 2026
Name

/s/ Derek Kerr	Director	February 25, 2026
Name

/s/ Wendy M. Masiello	Director	February 25, 2026
Name

/s/ Paul McElhinney	Director	February 25, 2026
Name

/s/ Andrea Fischer Newman	Director	February 25, 2026
Name

/s/ Stefan Weingartner	Director	February 25, 2026
Name