Form 10-Q
period 2026-03-31
StandardAero, Inc.
filed 2026-05-08
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2026, the registrant had 332,471,972 shares of common stock, $0.01 par value per share, outstanding.

GLOSSARY

Unless the context otherwise requires or we otherwise state, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to:

•
the term “2024 Revolving Credit Facility” refers to a senior secured multicurrency revolving credit facility available to the U.S. Borrower in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit);
•
the term “2024 Term B-1 Loan Facility” refers to a senior secured U.S. Dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million;
•
the term “2024 Term B-2 Loan Facility” refers to a senior secured U.S. Dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million;
•
the term “2024 Term Loan Facilities” means, together, the 2024 Term B-2 Loan Facility and the 2024 Term B-1 Loan Facility;
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
•
the term “Credit Agreement” refers to that certain Credit Agreement (as amended, restated, amended and restated, modified and/or supplemented from time to time), dated as of October 31, 2024, among the U.S. Borrower, the Canadian Borrower, UBS AG, Stamford Branch, as administrative agent, collateral agent and an L/C issuer, and certain other parties thereto, governing the Senior Secured Credit Facilities;
•
the term “Dynasty Acquisition” refers to Dynasty Acquisition Co., Inc., a Delaware corporation that is the indirect wholly owned subsidiary of the Company;
•
the term “Exchange Act” refers to the U.S. Securities and Exchange Act of 1934, as amended;
•
the term “GAAP” refers to the generally accepted accounting principles in the United States;
•
the term “GIC” refers to GIC Private Limited;
•
the term “January 2026 Secondary Offering” refers to the public offering of 57,500,000 shares of common stock by the selling stockholders at a price to the public of $31.00 per share, which was completed in January 2026;
•
the term “March 2025 Secondary Offering” refers to the public offering of 36,000,000 shares of common stock by the selling stockholders at a price to the public of $28.00 per share, which was completed in March 2025;
•
the term “May 2025 Secondary Offering” refers to the public offering of 34,500,000 shares of common stock by the selling stockholders (including the full exercise by the underwriters of their option to purchase up to an additional 4,500,000 shares) at a price to the public of $28.00 per share, which was completed in May 2025;
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
•
the term “Prior Credit Agreement” refers to that certain Credit Agreement (as amended, restated, amended and restated, modified and/or supplemented from time to time), dated as of April 4, 2019, among the U.S. Borrower, the Canadian Borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and certain other parties thereto, governing the Prior Credit Facilities;
•
the term “Prior Credit Facilities” refers, collectively, to (i) the Prior 2024 Term Loan Facilities and (ii) the Prior 2023 Revolving Credit Facility;

•
the term “SEC” refers to the U.S. Securities and Exchange Commission;
•
the term “Securities Act” refers to the U.S. Securities Act of 1933, as amended;
•
the term “Senior Secured Credit Facilities” refers to, collectively, (i) the 2024 Term Loan Facilities and (ii) the 2024 Revolving Credit Facility;
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, the anticipated impact of tariffs and trade policy developments, anticipated supply chain conditions and their effect on working capital, engine throughput, and our ability to provide timely aftermarket support, expected growth, future capital expenditures, and debt service obligations are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include risks related to conditions that affect the commercial and business aviation industries; decreases in budget, spending or outsourcing by our military end-users; risks from any supply chain disruptions or loss of key suppliers; increased costs of labor, equipment, raw materials, freight and utilities due to inflation; future outbreaks of infectious diseases; risks related to competition in the market in which we participate; loss of an OEM authorization or license; risks related to a significant portion of our revenue being derived from a small number of customers; our ability to remediate effectively the material weaknesses identified in our internal control over financial reporting; our ability to respond to changes in GAAP; our or our third-party partners' failure to protect confidential information; data security incidents or disruptions to our IT systems and capabilities; our ability to comply with laws relating to the handling of personal information; changes to, and the impact of, U.S. tariff and import/export regulations; failure to maintain our regulatory approvals; risks relating to our operations outside of North America; failure to comply with government procurement laws and regulations; any work stoppage, hiring, retention or succession issues with our senior management team and employees; any strains on our resources due to the requirements of being a public company; risks related to our substantial indebtedness; risks related to the ownership of our common stock, including the fact that Carlyle owns a significant amount of our voting power; and other factors set forth under “Risk Factors” elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STANDARDAERO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share figures)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$89,173	$289,717
Accounts receivable (less allowance for expected credit losses of $13,209 and $13,484, respectively)	880,032	654,390
Contract assets, net	1,247,285	1,071,703
Inventories	762,632	827,691
Prepaid expenses and other current assets	60,358	42,776
Income tax receivable	25,173	10,182
Total current assets	3,064,653	2,896,459
Property, plant and equipment, net	582,866	579,971
Operating lease right of use asset, net	230,382	222,151
Customer relationships, net	899,653	920,432
Other intangible assets, net	233,987	244,877
Goodwill	1,684,255	1,684,255
Other assets	6,145	6,434
Deferred income tax assets	2,832	2,832
Total assets	$6,704,773	$6,557,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$808,938	$679,772
Accrued expenses and other current liabilities	88,890	91,499
Accrued employee costs	92,996	74,008
Operating lease liabilities, current	25,975	22,308
Due to related parties	—	438
Contract liabilities	377,214	411,321
Income taxes payable, current	26,415	13,547
Long-term debt, current portion	23,259	23,444
Total current liabilities	1,443,687	1,316,337
Long-term debt	2,186,498	2,191,161
Operating lease liabilities, non-current	217,511	212,365
Deferred income tax liabilities	154,759	157,206
Income taxes payable, non-current	5,770	5,770
Other non-current liabilities	6,824	7,261
Total liabilities	4,015,049	3,890,100
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,470,264 issued and 332,274,519 outstanding as of March 31, 2026 and 334,461,630 issued and 334,294,245 outstanding as of December 31, 2025)	3,323	3,345
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,961,497	3,958,039
Accumulated deficit	(1,205,974)	(1,285,904)
Accumulated other comprehensive loss	(8,479)	(8,169)
Treasury stock (at cost, 2,195,745 and 176,019 shares as of March 31, 2026 and December 31, 2025)	(60,643)	—
Total stockholders' equity	2,689,724	2,667,311
Total liabilities and stockholders' equity	$6,704,773	$6,557,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share figures)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,626,857	$1,435,588
Cost of revenue	1,387,485	1,217,858
Selling, general and administrative expense	71,942	64,475
Amortization of intangible assets	24,332	24,332
Operating income	143,098	128,923
Interest expense	38,151	43,791
Income before income taxes	104,947	85,132
Income tax expense	25,017	22,189
Net income	$79,930	$62,943

Earnings per share:
Basic	$0.24	$0.19
Diluted	$0.24	$0.19

Weighted-average shares of common stock outstanding
Basic	327,257	328,439
Diluted	333,363	334,162

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$79,930	$62,943
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge, net of income tax benefit of $557 and $628, respectively	(1,503)	(2,006)
Cash flow hedge loss reclassified to the statement of operations, net of income tax benefit of $371 and $496, respectively	1,193	1,582
Total other comprehensive loss	(310)	(424)
Comprehensive income	$79,620	$62,519

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(In thousands, except share figures)

	Common Stock					Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Cost	Total Shareholders' Equity
Balance as of December 31, 2025	334,294,245	$3,345	$3,958,039	$(1,285,904)	$(8,169)	176,019	$—	$2,667,311
Net income	—	—	—	79,930	—	—	—	79,930
Forfeiture of restricted stock awards	(11,111)	—	—	—	—	11,111	—	—
Repurchase of common stock	(2,008,615)	(22)	—	—	—	2,008,615	(60,643)	(60,665)
Share based compensation	—	—	3,458	—	—	—	—	3,458
Other comprehensive loss, net	—	—	—	—	(310)	—	—	(310)
Balance as of March 31, 2026	332,274,519	$3,323	$3,961,497	$(1,205,974)	$(8,479)	2,195,745	$(60,643)	$2,689,724

	Common Stock					Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Cost	Total Shareholders' Equity
Balance as of December 31, 2024	334,461,630	$3,345	$3,944,802	$(1,563,321)	$(11,422)	—	$—	$2,373,404
Net income	—	—	—	62,943	—	—	—	62,943
Share based compensation	—	—	2,045	—	—	—	—	2,045
Other comprehensive loss, net	—	—	—	—	(424)	—	—	(424)
Balance as of March 31, 2025	334,461,630	$3,345	$3,946,847	$(1,500,378)	$(11,846)	—	$—	$2,437,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$79,930	$62,943
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	46,461	48,676
Amortization of deferred finance charges and discounts	1,623	1,666
Amortization of interest cap premiums	1,632	2,699
Payment of interest rate cap premiums	(1,727)	(2,747)
Stock compensation expense	3,458	2,045
Loss (gain) from disposals, net	(614)	—
Non-cash lease expense	566	199
Deferred income taxes	(2,260)	(5,751)
Foreign exchange gain (loss), net	354	292
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(225,642)	(152,604)
Contract assets, net	(175,582)	(56,407)
Inventories, net	65,059	(28,824)
Prepaid expenses and other current assets	(19,276)	(22,893)
Accounts payable, accrued expenses and other current liabilities	143,131	126,482
Contract liabilities	(34,107)	7,252
Due to/from related parties	(438)	(649)
Income taxes payable and receivable	(2,123)	(6,365)
Net cash used in operating activities	(119,555)	(23,986)
Investing activities
Purchase of property, plant and equipment	(15,590)	(25,338)
Payments for purchase of intangible assets	—	(15,000)
Proceeds from disposal of property, plant and equipment	1,406	268
Net cash used in investing activities	(14,184)	(40,070)
Financing activities
Proceeds from long-term debt	100,000	195,000
Repayment of long-term debt	(106,012)	(90,964)
Repurchase of common stock	(60,064)	—
Repayments of long-term agreements	(158)	(1,602)
Net cash (used in) provided by financing activities	(66,234)	102,434
Effect of exchange rate changes on cash	(571)	(141)
Net increase (decrease) in cash	(200,544)	38,237
Cash at beginning of the period	289,717	102,581
Cash at end of the period	$89,173	$140,818
Supplemental cash flow information:
Supplemental disclosure of non-cash investing activities:
Acquisition of property, plant and equipment, liability incurred, but not paid	$3,394	$991
Acquisition of intangible assets, liability incurred but not paid	633	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

March 2025 Secondary Offering

In March 2025, two of the Company’s stockholders (the “Selling Stockholders”), affiliates of The Carlyle Group Inc. (“Carlyle”) and GIC Private Limited (“GIC”), completed a public offering of an aggregate of 36,000,000 shares of the Company’s shares of common stock, $0.01 par value per share (“Common Stock”) at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company.

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

January 2026 Secondary Offering and Share Repurchase from GIC Stockholder

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

As of March 31, 2026, Carlyle and GIC own approximately 25.5% and 5.8% of the Company’s outstanding Common Stock, respectively.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

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

Other new pronouncements issued but not effective until after March 31, 2026 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

NOTE 3: REVENUE RECOGNITION

Disaggregated revenue

The following table summarizes total revenue by the Company’s segments:

	Three months ended March 31,
	2026	2025
	(in thousands)
Revenue:
Engine Services	$1,447,144	$1,268,313
Component Repair Services	179,713	167,275
Total revenue	$1,626,857	$1,435,588

The following table presents revenues from customers that contributed to more than 10% of revenues:

	Three months ended March 31,
	2026	2025
Customer A	11.2%	15.9%

The following table presents revenues from external customers by end market:

	Three months ended March 31,
	2026	2025
	(in thousands)
Commercial Aerospace	$950,271	$853,036
Military & Helicopter	275,327	249,527
Business Aviation	338,895	283,293
Other	62,364	49,732
	$1,626,857	$1,435,588

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

	March 31, 2026	December 31, 2025
	(in thousands)

Contract assets	1,247,804	$1,072,222
Less: allowance for credit loss	(519)	(519)
Contract assets, net	1,247,285	$1,071,703
Contract liabilities	377,214	$411,321

Changes in contract assets and contract liabilities primarily result from the timing difference between the Company’s performance of services and payments from customers. The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $411.3 million for the three months ended March 31, 2026 and $400.0 million for the three months ended March 31, 2025.

Remaining performance obligations

As of March 31, 2026, the Company had approximately $460.9 million of remaining performance obligations, which primarily relate to the Company’s engine utilization contracts that are satisfied over multiple years. Of this amount, the Company expects approximately 50% to be satisfied over the next two years and the remainder thereafter. The expected timing of the satisfaction of performance obligations is dependent on the timing of the customer’s maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty. The Company excludes from its remaining performance obligation balance the value of remaining performance obligations for its fixed price and time & material contracts, as the performance obligations for these contracts generally have an original expected duration of one year or less.

Rental Engine Revenue

Revenue from rental engines was $19.3 million and $21.2 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4: EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted net income per share attributable to the stockholders:

	Three months ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Numerator for earnings per share:
Net income	$79,930	$62,943

Denominator for earnings per share:
Weighted average shares of common stock - basic	327,257	328,439
Dilutive effect of stock options and restricted stock awards	6,106	5,723
Weighted average shares - diluted	333,363	334,162

Earnings per share:
Basic earnings per share	$0.24	$0.19
Diluted earnings per share	$0.24	$0.19

The Company has 5,823,554 contingently issuable shares of Common Stock that are issuable upon the Company’s completion of a liquidity event, which has not occurred as of March 31, 2026. These shares are excluded from weighted average shares of common stock - basic, but included in the calculation of the dilutive effect of stock options and restricted stock awards. Anti-dilutive shares of 0.7 million and 0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively, were excluded from the calculation of the dilutive effect of stock options and restricted stock awards. See 2025 Form 10-K, Part II, Item 8, Financial Statements and Supplementary Data, Note 19, Stock Based Compensation for further information.

NOTE 5: INVENTORIES

Inventories consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$676,679	$701,091
Finished goods	2,823	2,895
Work in process	83,130	123,705
Total inventory	$762,632	$827,691

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $128.1 million and $127.6 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 6: GOODWILL

The changes in the carrying amount of goodwill for the periods ended March 31, 2026 and 2025, are as follows:

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2025	$1,224,707	$459,548	$1,684,255
Adjustments	—	—	—
Balance, March 31, 2026	$1,224,707	$459,548	$1,684,255

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2024	$1,224,707	$461,263	$1,685,970
Post-closing adjustment	—	(766)	(766)
Goodwill, March 31, 2025	$1,224,707	$460,497	$1,685,204

Goodwill Impairment Testing

The Company reviews goodwill at least annually for potential impairment, as of October 1, and more frequently, if events or changes in circumstances suggest that an impairment may exist. The Company performed its annual goodwill impairment testing as of October 1, 2025, and determined that no adjustments to the carrying value of goodwill were necessary as it was more likely than not that the fair values of the Company’s reporting units are above their carrying values and that no impairment had occurred. The Company has assessed the changes in events and circumstances through the quarter ended March 31, 2026, and has concluded that no triggering events have occurred that would require interim testing.

NOTE 7: LONG-TERM DEBT

Long-term debt consists of the following:

	As of March 31,	As of December 31,
	2026	2025
	(in thousands)
2024 Term Loan Facilities	$2,221,875	$2,227,500
2024 Revolving Credit Facility	—	—
Finance leases	18,089	18,525
Other	987	1,172
	2,240,951	2,247,197
Less: Current portion	(23,259)	(23,444)
Unamortized discounts	(18,348)	(19,170)
Unamortized deferred finance charges	(12,846)	(13,422)
Long-term debt	$2,186,498	$2,191,161

Credit Agreement

On October 31, 2024, the Company entered into the Credit Agreement providing for (i) the 2024 Term Loan Facilities due October 31, 2031, in an aggregate principal amount of $2,250.0 million, and (ii) the 2024 Revolving Credit Facility due October 31, 2029, in an aggregate principal amount of up to $750.0 million. Concurrent with the closing of the Credit Agreement, the Company used the proceeds of the 2024 Term Loan Facilities and approximately $95.0 million of the proceeds of the 2024 Revolving Credit Facility to repay in full amounts outstanding under (i) the Prior Credit Agreement and (ii) the Prior ABL Credit Agreement, terminating each of the debt facilities thereunder.

2024 Term Loan Facilities

The Credit Agreement provided for (i) a senior secured U.S. Dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “2024 Term B-1 Loan Facility”), (ii) a senior secured U.S. Dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “2024 Term B-2 Loan Facility” and, together with the 2024 Term B-1 Loan Facility, the “2024 Term Loan Facilities”). The 2024 Term Loan Facilities were fully drawn on upon the closing of the Credit Agreement, in an aggregate principal amount of $2,250.0 million, bearing interest at a Term Secured Overnight Financing Rate (“SOFR”) + 2.25% with provision for a rate step-down to 2.00% based on achieving a consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) of 3.00x or less, and will mature on October 31, 2031. The Company incurred new third party fees of $13.2 million related to the 2024 Term Loan Facilities of which $11.6 million were expensed as refinancing costs on the Consolidated Statement of Operations during the year ended December 31, 2024, and $1.6 million of deferred finance charges were recorded as a reduction of long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and will be amortized on a straight-line basis over the term of the credit facility. As of March 31, 2026, the effective interest rate on the 2024 Term Loan Facilities was SOFR + 2.00%.

2024 Revolving Credit Facility

The Credit Agreement provided for a senior secured multicurrency revolving credit facility available to the Company in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “2024 Revolving Credit Facility” and, together with the 2024 Term Loan Facilities, the “Senior Secured Credit Facilities”). The 2024 Revolving Credit Facility will mature on October 31, 2029. As of March 31, 2026, the 2024 Revolving Credit Facility had no outstanding borrowings. Borrowings bear interest at SOFR + 2.00% with provision for a rate step-down to 1.75% and 1.5% based on achieving a consolidated First Lien Net Leverage Ratio of 3.25x or less and 2.75x or less, respectively. The Company incurred new lender fees of $3.8 million related to the 2024 Revolving Credit Facility, which are recorded as an other long-term asset on the Consolidated Balance Sheets as of December 31, 2024, and will be amortized on a straight-line basis over the term of the facility. As of March 31, 2026, the Company had $736.0 million of available borrowing capacity under the 2024 Revolving Credit Facility. As of March 31, 2026, the effective interest rate on the 2024 Revolving Credit Facility was SOFR + 1.5%.

The Company’s weighted average interest rate of borrowings under its senior credit agreements was 5.7% and 6.6% for three months ended March 31, 2026 and 2025, respectively.

Certain of these agreements contain non-financial covenants that limit both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends subject to select amounts and incurrence ratios.

As of March 31, 2026, the amounts of the long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2026 (excluding the three months ended March 31, 2026)	$1,185	$16,875	$18,060
2027	1,635	23,487	25,122
2028	1,625	22,500	24,125
2029	1,625	22,500	24,125
2030	1,625	22,500	24,125
Thereafter	19,884	2,115,000	2,134,884
Total	$27,579	$2,222,862	$2,250,441
Amount representing interest	(9,490)	—	(9,490)
Unamortized discounts	—	(18,348)	(18,348)
Unamortized deferred finance charges	—	(12,846)	(12,846)
Total long-term debt payable	$18,089	$2,191,668	$2,209,757

NOTE 8: LEASES

Lease costs consist of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Finance lease expense
Amortization	$344	$344
Interest expense	224	259
Operating lease expense	10,933	7,685
Short term lease expense	449	452
	$11,950	$8,740

The impact of leasing on the Consolidated Balance Sheets consists of the following:

	Classification on the
	Consolidated Balance Sheets	March 31, 2026	December 31, 2025
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$18,526	$18,869
Operating lease assets	Operating lease right of use asset, net	230,382	222,151
Total lease assets		$248,908	$241,020
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$759	$777
Operating lease liabilities	Operating lease liabilities	25,975	22,308
Non-current liabilities
Finance lease liabilities	Long-term debt	17,330	17,748
Operating lease liabilities	Long-term operating lease liabilities	217,511	212,365
Total lease liabilities		$261,575	$253,198

Supplemental cash flow information related to leases consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$10,744	$7,487
Operating cash flows from finance leases	224	259
Financing cash flows from finance leases	219	225
Right of use assets obtained in exchange for lease liabilities:
Operating lease right of use asset	15,885	1,430

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2026 (excluding the three months ended March 31, 2026)	$30,205
2027	39,262
2028	36,074
2029	30,770
2030	26,029
Thereafter	218,865
Total future minimum payments	381,205
Less imputed interest	137,719
Present value of minimum payments	$243,486

Weighted average remaining lease term and borrowing rate consisted of the following:

	March 31, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	14.9	18.9	15.6	19.2
Weighted average borrowing rate	6.3%	4.7%	6.3%	4.7%

Lessor Arrangements

The net carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of March 31, 2026 and December 31, 2025 was approximately $58.4 million and $53.3 million, respectively.

NOTE 9: INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2026 was 23.8%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, state and foreign tax rates, and foreign tax credits.

The Company’s effective tax rate for the three months ended March 31, 2025 was 26.1%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, Global Intangible Low-Taxed Income (“GILTI”), which was enacted under the Tax Cuts and Jobs Act of 2017, and state and foreign tax rates.

The Company did not record any significant changes in its unrecognized tax benefits or total interest and penalties for tax years remaining open to examination during the three months ended March 31, 2026 and 2025. Currently, there are not any ongoing audits or examinations with any tax jurisdictions.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15.0% in all countries of operation. On January 5, 2026, the OECD issued further administrative guidance outlining a framework under which U.S.-parented groups may be excluded from certain provisions of the Pillar Two rules through a “side-by-side arrangement.” Additionally, if enacted, it would also extend certain safe harbor rules. The Company has performed a quantitative and qualitative assessment and determined the effects are not materially significant to the Company’s financial statements for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company will continue to evaluate Pillar Two for its potential impact on future periods as further specific country legislation becomes proposed or enacted.

On July 4, 2025 the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of U.S. tax reform provisions, was signed into law by the President of the United States. The OBBBA includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Effective January 1, 2026, the OBBBA eliminates the requirement to allocate interest expense against Net CFC Tested Income (“NCTI”, formerly GILTI). As a result, the Company is utilizing foreign tax credits to offset NCTI.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments

The Company has future contractual commitments of $29.5 million as of March 31, 2026, and had $30.9 million as of December 31, 2025, for capital commitments.

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

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As of March 31, 2026 and December 31, 2025, the provision is nominal.

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

NOTE 11: GUARANTEES

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $28.2 million and $27.2 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 12: RELATED PARTY TRANSACTIONS

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement (the “Carlyle Services Agreement”) with Carlyle Investment Management L.L.C. (“CIM”), pursuant to which Dynasty Acquisition paid CIM a one-time fee of approximately $24.5 million for strategic advisory and consulting services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Carlyle Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to CIM an annual fee of approximately $2.4 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by CIM purlsuant to the Carlyle Services Agreement. Dynasty Acquisition also reimburses CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Carlyle Services Agreement, and Dynasty Acquisition may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided under the Carlyle Services Agreement. In connection with the IPO, the Carlyle Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO, which is October 3, 2026, and the date on which CIM and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of the Company’s outstanding voting common stock. For the three months ended March 31, 2026 and 2025, the Company paid CIM approximately $0.6 million pursuant to the Carlyle Services Agreement.

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting service agreement, which was amended and restated in connection with the IPO on October 3, 2024 (the “Amended and Restated Beamer Services Agreement”) with Beamer Investment Inc., an affiliate of GIC, pursuant to which Dynasty Acquisition paid Beamer Investment Inc. a one-time fee of approximately $5.5 million for strategic advisory and consulting, services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Amended and Restated Beamer Services Agreement, and subject to certain conditions, Dynasty Acquisition also paid to Beamer Investment Inc. an annual fee of approximately $0.6 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by Beamer Investment Inc. pursuant to the Amended and Restated Beamer Services Agreement. Dynasty Acquisition also reimbursed Beamer Investment Inc.’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Amended and Restated Beamer Services Agreement, and Dynasty Acquisition may pay Beamer Investment Inc. additional fees associated with other future transactions or in consideration of any additional services provided under the Amended and Restated Beamer Services Agreement. As of January 29, 2026, following the consummation of the January 2026 Secondary Offering (as defined above) and the Share Repurchase (as defined above), Beamer Investment Inc. and its affiliates collectively and beneficially owned, directly or indirectly, less than 50% of our outstanding voting common stock that they owned on the date of the closing of the IPO, prior to giving effect to the sale of shares by Beamer Investment Inc. or an affiliate of Beamer Investment Inc. in the IPO. As a result, the Beamer Services Agreement terminated on such date pursuant to its terms. For the three months ended March 31, 2026 and 2025, we paid Beamer Investment Inc. approximately $0.1 million pursuant to the Amended and Restated Beamer Services Agreement.

CFGI, a portfolio company of a fund affiliated with Carlyle, provides the Company with accounting advisory and consulting services. For the three months ended March 31, 2026, the Company recognized $0.1 million of expense and made payments of $0.6 million, to CFGI for such services. For the three months ended March 31, 2025, the Company recognized $0.7 million of expense and made payments of $0.2 million, to CFGI for such services.

NOTE 13: EMPLOYEE BENEFIT PLANS

Defined contribution pension plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $6.6 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

Costs for the defined benefit plans were $0.1 million for the three months ended March 31, 2026 and 2025.

NOTE 14: STOCK BASED COMPENSATION

Following its IPO, the Company has made awards under its 2024 Incentive Award Plan (the “2024 Plan”), which have generally consisted of nonqualified stock options and restricted stock units (“RSUs”). Additionally, certain employees and directors have received restricted stock awards (“RSAs”), which were made in respect of pre-IPO equity awards originally granted to them under the Dynasty Parent Holdings, L.P. and Dynasty Parent Co., Inc. 2019 Long-Term Incentive Plan.

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

Stock Options:

The following is a summary of the activity for stock option awards:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,143,122	$19.50	7.39	$10,497
Granted	—	—
Exercised	—	—
Forfeited	(4,032)	$25.62
Outstanding at March 31, 2026	1,139,090	$19.48	7.13	$7,238

Options Exercisable at March 31, 2026	50,347	$9.93	3.48	$801

Restricted Stock Units (“RSUs”):

The RSUs granted in 2025 under the 2024 Plan generally vest in three equal annual installments, subject to the participant’s continued employment with the Company. The fair value of RSUs granted is estimated using the closing price of the Company’s stock on the grant date.

The following is a summary of the activity for RSUs:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2025	670,143	$27.10
Granted	3,841	$32.55
Vested	—	—
Forfeited	(9,628)	$25.62
Nonvested at March 31, 2026	664,356	$27.15

Restricted Stock Awards (“RSAs”):

The following is a summary of the activity for RSAs:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2025	5,840,568	$4.96
Granted	—	—
Vested	(5,903)	$3.98
Forfeited	(11,111)	$5.72
Nonvested at March 31, 2026	5,823,554	$4.96

5,823,554 RSAs were outstanding and included in the Company’s 332,274,519 shares of Common Stock outstanding at March 31, 2026.

Stock Based Compensation Expense:

The Company recorded $3.5 million and $2.0 million in stock compensation expense during the three months ended March 31, 2026 and 2025, respectively. The Company will continue to recognize stock compensation expense ratably over the requisite remaining service period for the awards. As of March 31, 2026, there was $23.9 million of unrecognized compensation costs.

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

The Company’s term loan borrowing, which is SOFR-based, approximates fair value at March 31, 2026. The inputs used to measure the fair value of the Company’s debt instrument are classified as Level 2 within the fair value hierarchy.

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

The Company determined the initial value for the contingent consideration liability of $15.2 million at December 31, 2024, using the Level 3 inputs below as of the issuance date on August 23, 2024. There were no changes in the estimated fair value of the contingent consideration as of March 31, 2026.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date, as of March 31, 2026 and December 31, 2025:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.2%

The contingent consideration measured at fair value using unobservable inputs decreased from the initial measurement of $15.2 million as of December 31, 2024 to $8.2 million as of December 31, 2025. The Company paid $7.0 million of contingent consideration during the year ended December 31, 2025. As of March 31, 2026, the current portion of the $8.2 million contingent consideration liability is recorded in Accrued and other current liabilities and the non-current portion is recorded in Other non-current liabilities.

The following table summarizes the carrying amounts and fair values of financial instruments:

			As of March 31, 2026		As of December 31, 2025
	Balance Sheet Classification	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Assets:
Foreign exchange contracts	Prepaid expenses and other current assets	2	$—	$—	$1,757	$1,757
Total assets			$—	$—	$1,757	$1,757
Liabilities:
Interest rate caps	Accrued expenses and other current liabilities	2	5,050	5,050	6,808	6,808
Foreign exchange contracts	Accrued expenses and other current liabilities	2	402	402	—	—
Contingent consideration - current	Accrued expenses and other current liabilities	3	7,000	7,000	7,000	7,000
Contingent consideration - non-current	Other non-current liabilities	3	1,150	1,150	1,150	1,150
Total liabilities			$13,602	$13,602	$14,958	$14,958

The gains (losses) on the Company’s derivative instruments were as follows:

		Three Months Ended March 31,
	Statement of Operations Classification	2026	2025
		(in thousands)
Amount of (loss) gain recognized in net income:
Interest rate swaps	Interest expense	$—	$621
Interest rate caps	Interest expense	(1,632)	(2,699)
Foreign exchange contracts	Selling, general and administrative expense	68	—
Total loss recognized in net income		$(1,564)	$(2,078)

	Statement of Comprehensive Income Classification
Amount of (loss) gain recognized in other comprehensive income (loss):
Interest rate swaps	Cash flow hedge loss	$—	$(9)
Interest rate caps	Cash flow hedge gain (loss)	31	(2,624)
Foreign exchange contracts	Cash flow hedge loss	(2,091)	—
Total loss recognized in other comprehensive income		$(2,060)	$(2,633)

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

During the three months ended March 31, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with its long-term debt agreements.

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

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As of March 31, 2026		As of December 31, 2025
	Asset	Liability	Asset	Liability
	(in thousands)
Foreign exchange contracts	$—	$402	$1,757	$—
Interest-rate cap agreements	—	5,050	—	6,808
Net derivatives as classified in the consolidated balance sheets	$—	$5,452	$1,757	$6,808

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2025	$(5,298)	$1,283	$—	$(4,154)	$(8,169)
Other comprehensive loss before Reclassifications, net of income tax	23	(1,526)	—	—	(1,503)
Amounts reclassified from accumulated other comprehensive income	1,243	(50)	—	—	1,193
Net other comprehensive loss	1,266	(1,576)	—	—	(310)
Balance, March 31, 2026	$(4,032)	$(293)	$—	$(4,154)	$(8,479)

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2024	$(8,410)	$—	$—	$(3,012)	$(11,422)
Other comprehensive loss before Reclassifications, net of income tax	(2,006)	—	—	—	(2,006)
Amounts reclassified from accumulated other comprehensive income	1,582	—	—	—	1,582
Net other comprehensive loss	(424)	—	—	—	(424)
Balance, March 31, 2025	$(8,834)	$—	$—	$(3,012)	$(11,846)

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see 2025 Form 10-K, Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies).

Selected financial information for each segment is as follows:

	Three months ended March 31, 2026
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,466,579	$160,278	$1,626,857
Intersegment revenue	(19,435)	19,435	—
Total segment revenue	1,447,144	179,713	1,626,857
Other segment items (1)	1,268,511	127,312	1,395,823
Segment Adjusted EBITDA	$178,633	$52,401	$231,034
Corporate (2)			27,878
Depreciation and amortization			46,461
Interest expense			38,151
Business transformation costs (LEAP and CFM) (3)			6,622
Non-cash stock compensation expense			3,458
Integration costs and severance (4)			341
Other (5)			3,176
Income before income taxes			$104,947

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
(5)
Represents professional fees related to business transformation, secondary offering costs and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 12, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

	Three months ended March 31, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,286,276	$149,312	$1,435,588
Intersegment revenue	(17,963)	17,963	—
Total segment revenue	1,268,313	167,275	1,435,588
Other segment items (1)	1,094,304	119,914	1,214,218
Segment Adjusted EBITDA	$174,009	$47,361	$221,370
Corporate (2)			23,143
Depreciation and amortization			48,676
Interest expense			43,791
Business transformation costs (LEAP and CFM) (3)			12,917
Stock compensation (4)			2,045
Integration costs and severance (5)			1,380
Other (6)			4,286
Income before income taxes			$85,132

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
(3)
Represents new product industrialization costs with the business transformation of the LEAP 1A/1B engine line in San Antonio, Texas and the expansion of the Company's CFM56 capabilities into Dallas, Texas.
(4)
Represents non-cash stock compensation expense associated with awards issued under the Company's 2019 Long-Term Incentive Plan in connection with Carlyle’s ownership.
(5)
Represents integration costs incurred, including any facility or platform consolidation associated with the integration of an acquisition that does not meet capitalization criteria and severance related to reduction in workforce or acquisitions. Examples of integration costs may include lease breakage or run-off fees, consulting costs, demolition costs or training costs.
(6)
Represents professional fees related to business transformation, secondary offering costs, and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 12, “Related Party Transactions” for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three months ended March 31,
	2026	2025
	(in thousands)
United States	$952,638	$834,659
United Kingdom	85,677	134,577
Canada	205,230	176,054
Rest of Europe (1)	178,571	117,447
Asia (1)	127,968	82,474
Rest of the world (1)	76,773	90,377
Total revenue	$1,626,857	$1,435,588

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 3% of total revenue for the three months ended March 31, 2026 and 2025.

NOTE 19: SHARE REPURCHASE PROGRAM

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

Share Repurchase from GIC Stockholder

On January 29, 2026, the Company completed the repurchase of 1,637,465 shares of Common Stock from a selling stockholder affiliated with GIC (the “GIC Stockholder”) in a private transaction at a price of $30.54 per share. See Note 1, “Nature of Operations and Basis of Presentation” to the Company’s condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of the Share Repurchase.

During the three months ended March 31, 2026, the Company repurchased $60.1 million of Common Stock under the program. As of March 31, 2026, $389.9 million remained available for repurchase under the stock repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our 2025 Form 10-K. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties you should review about our business. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Cautionary Note Regarding Forward-Looking Statements” section of this Quarterly Report and the “Risk Factors” section of our 2025 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “we,” “us,” and “our” refer to StandardAero, Inc. and its subsidiaries.

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

Key Factors and Trends Affecting Our Business

Manufacturer specifications, government regulations and military maintenance regimens generally require that aircraft and engines undergo aftermarket servicing at regular intervals or upon the occurrence of certain events during the serviceable life of each asset. As a result, the aggregate volume of services required for any particular engine platform is a function of four factors: (i) the number of aircraft and engines in operation (the “installed base”), (ii) the age of the installed base, (iii) the reliability of the installed base and (iv) the utilization rate of the installed base.

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

While the recent supply chain disruptions across our end markets are causing older aircraft and engines to remain in service longer and increasing their maintenance demand, our business also depends on maintaining a sufficient supply of parts, components and raw materials to meet the requirements of our customers. In recent years, we have experienced supply chain delays that impacted the availability of parts and ultimately engine throughput across all of our end markets. Any disruption to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support to our customers timely and efficiently and may increase our working capital as we wait for parts for the engines we service. Any such disruptions could adversely affect our business, results of operations and financial condition. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Industry—We depend on certain component parts and material suppliers for our engine repair and overhaul operations, and any supply chain disruptions or loss of key suppliers could adversely affect our business, results of operations and financial condition” in our 2025 Form 10-K. In addition, the Company continues to closely monitor the implementation of tariffs, which has the potential to disrupt global trade and existing supply chains and impose additional costs on our business. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products or services, this could lead to decreased demand for our products and services, which would negatively impact our results of operations, cash flows, and financial condition. While tariff levels and related trade actions remain fluid, we expect to pass associated cost increases through to customers where possible, though timing delays may impact margins. However, factors such as the Company’s operations and supply chains, which are primarily located in regions where our products are sold, along with the applicability of the United States-Mexico-Canada Agreement, help reduce our exposure to trade disruptions, but there can be no assurance that these factors, or our pricing actions, will be effective mitigants given the uncertain environment. Most recently, in February 2026, the U.S. Supreme Court ruled that the use of IEEPA to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities, and the administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Industry—United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” in our 2025 Form 10-K.

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

As of March 31, 2026, Carlyle and GIC own approximately 25.5% and 5.8% of the Company’s outstanding Common Stock, respectively.

Public Company Expenses

We have incurred, and expect to continue to incur, certain professional fees and other expenses as part of our transition to a public company not recurring in the ordinary course of business. As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies, for which we expect to incur additional recurring expenses. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal control over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements following the IPO have reflected and will continue to reflect the impact of these expenses. See “Part I. Item 1A. Risk Factors—Risks Related to Management and Employees—The requirements of being a public company may strain our resources, increase our costs, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members” in our 2025 Form 10-K.

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

The following table presents a reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA Margin, respectively for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Net income	$79,930	$62,943
Income tax expense	25,017	22,189
Depreciation and amortization	46,461	48,676
Interest expense	38,151	43,791
Business transformation costs (LEAP and CFM) (1)	6,622	12,917
Non-cash stock compensation expense	3,458	2,045
Integration costs and severance (2)	341	1,380
Secondary offering costs	1,350	—
Other (3)	1,826	4,286
Adjusted EBITDA	$203,156	$198,227
Revenue	$1,626,857	$1,435,588
Net income margin	4.9%	4.4%
Adjusted EBITDA Margin	12.5%	13.8%

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
(3)
Represents other costs not recurring in the ordinary course of business including professional fees related to business transformation and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, and other non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 12, "Related Party Transactions" to the Company’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our consolidated statements of operations data for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$1,626,857	$1,435,588	$191,269	13.3%
Cost of revenue	1,387,485	1,217,858	169,627	13.9%
Selling, general and administrative expense	71,942	64,475	7,467	11.6%
Amortization of intangible assets	24,332	24,332	—	—%
Operating income	143,098	128,923	14,175	11.0%
Interest expense	38,151	43,791	(5,640)	(12.9)%
Income before income taxes	104,947	85,132	19,815	23.3%
Income tax expense	25,017	22,189	2,828	12.7%
Net income	$79,930	$62,943	$16,987	27.0%

Revenue. Revenue increased $191.3 million, or 13.3%, to $1,626.9 million for the three months ended March 31, 2026 from $1,435.6 million for the three months ended March 31, 2025. The increase was driven by strong demand for our services and products across all three major end markets. The business aviation end market grew 19.6% compared to the prior year period, the commercial aerospace end market grew 11.4% compared to the prior year period, and the military and helicopter end market grew 10.3%, compared to the prior year period.

Cost of revenue. Cost of revenue increased $169.6 million, or 13.9%, to $1,387.5 million for the three months ended March 31, 2026 from $1,217.9 million for the three months ended March 31, 2025. This increase was primarily driven by higher material costs as a percentage of revenue, due to increased sales volume of lower margin platforms.

The following table sets forth our total cost of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Material	$1,029,605	$865,230
Labor	263,839	264,043
Other	94,041	88,585
Total cost of revenue	$1,387,485	$1,217,858

Selling, general and administrative expense. SG&A expense was $71.9 million and $64.5 million for the three months ended March 31, 2026 and 2025, respectively, and was 4.4% and 4.5% of revenue for the three months ended March 31, 2026 and 2025, respectively. The $7.5 million or 11.6% increase in SG&A expense was primarily due to increased personnel expenses related to bonuses and increased headcount.

Amortization of intangible assets. Amortization of intangible assets was $24.3 million and $24.3 million for the three months ended March 31, 2026 and 2025, respectively.

Interest expense. Interest expense decreased $5.6 million, or 12.9%, from $43.8 million for the three months ended March 31, 2025 to $38.2 million for the three months ended March 31, 2026. This decrease in interest expense was largely driven by a weighted average interest rate of borrowings for the three months ended March 31, 2026 of 6.2% compared to 7.1% for the three months ended March 31, 2025. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Income tax expense. Income tax expense was $25.0 million for the three months ended March 31, 2026, as compared to $22.2 million for the three months ended March 31, 2025, an increase of $2.8 million, or 12.7%. This increase in tax expense is primarily due to an increase in year-to-date pretax income. Year-to-date income before taxes for the period ending March 31, 2026 increased to $104.9 million as compared to $85.1 million for the three months ended March 31, 2025. The tax expense, and corresponding estimated effective tax rate for the three months ended March 31, 2026 and 2025, were higher than the statutory rate of 21.0% primarily due to non-deductible expenses and state taxes. Additionally, for the three months ended March 31, 2025, the effective rate was higher than the statutory rate due to the Global Intangible Low-tax Income (“GILTI”) provision. Effective January 1, 2026, the One Big Beautiful Bill Act (the “OBBBA”) eliminates the requirements to allocate interest expense against Net CFC Tested Income ("NCTI", formerly GILTI). As a result, we are utilizing foreign tax credits to offset NCTI.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Engine Services
Segment Revenue	$1,447,144	$1,268,313
Segment Adjusted EBITDA	$178,633	$174,009
Segment Adjusted EBITDA Margin	12.3%	13.7%
Component Repair Services
Segment Revenue	$179,713	$167,275
Segment Adjusted EBITDA	$52,401	$47,361
Segment Adjusted EBITDA Margin	29.2%	28.3%

For a discussion of Segment Adjusted EBITDA, see Note 18, "Segment Information" to our condensed consolidated financial statements included in this Quarterly Report.

Engine Services

Engine Services segment revenue increased $178.8 million, or 14.1%, to $1,447.1 million for the three months ended March 31, 2026, compared to $1,268.3 million for the three months ended March 31, 2025. The increase was driven primarily by a strong ramp in our growth platforms, including LEAP and CFM56, along with continued momentum on other key commercial, military, and business aviation platforms.

Engine Services Segment Adjusted EBITDA increased $4.6 million, or 2.7%, to $178.6 million for the three months ended March 31, 2026, from $174.0 million for the three months ended March 31, 2025.The increase was driven by volume and productivity gains, partially offset by the timing of engine shipments in the quarter. Segment Adjusted EBITDA Margin of 12.3% decreased compared to 13.7% in the prior year period driven by mix including the ramp in LEAP and CFM56 DFW, compared to the previous year's period.

Component Repair Services

Component Repair Services segment revenue increased $12.4 million, or 7.4%, to $179.7 million for the three months ended March 31, 2026, compared to $167.3 million for the three months ended March 31, 2025. The increase was driven by continued robust demand on key commercial aerospace products, partially offset by softness in the military end market from the delayed effect of the U.S. Government shutdown in the previous quarter.

Component Repair Services Segment Adjusted EBITDA increased $5.0 million, or 10.6%, to $52.4 million for the three months ended March 31, 2026, from $47.4 million for the three months ended March 31, 2025. Segment Adjusted EBITDA Margin of 29.2% compared to 28.3% in the prior year period, driven by pricing, mix and improved productivity.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
	2026	2025
	(in thousands)
Cash	$89,173	$289,717
Net working capital (total current assets less total current liabilities)	1,620,966	1,580,122
Total debt (including current portion) (1)	2,209,757	2,214,605
Total stockholders' equity	2,689,724	2,667,311

(1)
Includes unamortized discounts of $18.3 million and $19.2 million as of March 31, 2026 and December 31, 2025, respectively, and unamortized deferred finance charges of $12.8 million and $13.4 million as of March 31, 2026 and December 31, 2025, respectively.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of March 31, 2026, we had $825.2 million of available liquidity, consisting of $89.2 million cash on hand and, $736.0 million available under the 2024 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and the 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the next twelve months and for the foreseeable future. See Note 7, “Long-Term Debt” for further discussion of the Credit Agreement and Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of March 31, 2026 and December 31, 2025, our debt outstanding consisted of the following:

	As of March 31,	As of December 31,
	2026	2025
	(in thousands)
2024 Term Loan Facilities	$2,221,875	$2,227,500
2024 Revolving Credit Facility	—	—
Finance leases	18,089	18,525
Other	987	1,172
	2,240,951	2,247,197
Less: Current portion	(23,259)	(23,444)
Unamortized discounts	(18,348)	(19,170)
Unamortized deferred finance charges	(12,846)	(13,422)
Long-term debt	$2,186,498	$2,191,161

As of March 31, 2026, we had the following debt agreements:

•
The 2024 Term Loan Facilities under the Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,221.9 million, maturing on October 31, 2031.
•
The $750.0 million 2024 Revolving Credit Facility under the Credit Agreement, under which we had no outstanding indebtedness.
•
$19.1 million in finance leases and other debt.

Credit Agreement Covenant Compliance

The 2024 Revolving Credit Facility is subject to a springing financial covenant, which requires us to maintain a maximum consolidated first lien net leverage ratio that is tested quarterly, at the end of any fiscal quarter, when more than 40% of the 2024 Revolving Credit Facility (excluding, among other things, all letters of credit incurred under the 2024 Revolving Credit Facility (whether or not cash collateralized) and adjusted cash and cash equivalents of the Borrowers and their restricted subsidiaries) is utilized on such date.

The Credit Agreement contains certain financial reporting covenants that require us to present periodic financial metrics to our lenders. One such financial reporting metric is Consolidated EBITDA as defined in the Credit Agreement. The definition of Consolidated EBITDA utilized for these debt reporting covenants differs from the definition of Adjusted EBITDA presented in this Quarterly Report in that it represents Adjusted EBITDA as further adjusted for certain additional items, as set forth in the Credit Agreement. The table below highlights the differences between Adjusted EBITDA presented in this Quarterly Report and Consolidated EBITDA presented to our creditors:

Increases from Adjusted EBITDA to Consolidated EBITDA	Amount
(in thousands)
Three months ended March 31, 2026	$1,069
Three months ended March 31, 2025	$1,117

Compliance with these covenants is essential to our ability to continue to meet our liquidity needs, as a failure to comply under the Credit Agreement could result in an event of default under the Credit Agreement and permit the senior lenders to accelerate the maturity of our indebtedness. Such an acceleration of our indebtedness would have a material adverse effect on our liquidity, including our ability to make payments on our other indebtedness and our ability to operate our business.

As of March 31, 2026, we were in compliance with the covenants in the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Consolidated statements of cash flows data:	(in thousands)
Net cash used in operating activities	$(119,555)	$(23,986)
Net cash used in investing activities	(14,184)	(40,070)
Net cash (used in) provided by financing activities	(66,234)	102,434
Effect of exchange rate changes on cash	(571)	(141)
Net (decrease) increase in cash	(200,544)	38,237
Cash at beginning of period	289,717	102,581
Cash at end of period	$89,173	$140,818

Three Months Ended March 31, 2026

Net cash used in operating activities for the three months ended March 31, 2026 was $119.6 million. The factors affecting our operating cash flows during the period included net income of $79.9 million and non-cash charges of $49.5 million, partially offset by a $249.0 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $46.5 million in depreciation and amortization and $3.5 million in stock compensation expense. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the three months ended March 31, 2026 of $14.2 million primarily consisted of $15.6 million of purchases of property, plant and equipment, rental engines partially offset by $1.4 million of proceeds from disposal of property, plant and equipment.

Net cash used in financing activities for the three months ended March 31, 2026 of $66.2 million was primarily attributable to $60.1 million in repurchases of the Company's common stock and $106.0 million in repayments of long-term debt, offset by proceeds from long-term debt of $100.0 million.

Three Months Ended March 31, 2025

Net cash used in operating activities for the three months ended March 31, 2025 was $24.0 million. The factors affecting our operating cash flows during the period included net income of $62.9 million and non-cash charges of $47.1 million, partially offset by a $134.0 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $48.7 million in depreciation and amortization, $2.0 million in stock compensation expense, partially offset by a $5.8 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the three months ended March 31, 2025 of $40.1 million consisted of $25.3 million of purchases of property, plant and equipment, rental engines and $15.0 million in payment of our licensing agreement acquired during the year ended December 31, 2024.

Net cash provided by financing activities for the three months ended March 31, 2025 of $102.4 million was primarily attributable to the proceeds from long-term debt of $195.0 million offset by $91.0 million in repayment of long-term debt and $1.6 million in repayments of long-term agreements.

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

We describe our critical accounting estimates used in the preparation of our consolidated financial statements in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates," in our 2025 Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Credit Agreement is subject to interest rate risk. Borrowings under the Senior Secured Credit Facilities bear interest at a floating rate per annum which can be, at our option:

(a)
a Term Secured Overnight Financing Rate (“SOFR”) based rate for U.S. Dollar denominated loans under the Senior Secured Credit Facilities (subject to a 0.00% floor), plus an applicable margin ranging from (x) 2.00% to 2.25% in the case of the 2024 Term Loan Facilities, and (y) 1.50% to 2.00% in the case of the 2024 Revolving Credit Facility;
(b)
a EURIBOR based rate for Euro denominated loans under the 2024 Revolving Credit Facility (subject to a 0.00% floor), plus an applicable margin ranging from 1.50% to 2.00%;
(c)
a Term CORRA based rate for Canadian Dollar denominated loans under the 2024 Revolving Credit Facility (subject to a 0.00% floor), plus an applicable margin ranging from 1.50% to 2.00%;
(d)
a SONIA based rate for Pounds Sterling denominated loans under the 2024 Revolving Credit Facility (subject to a 0.00% floor), plus an applicable margin ranging from 1.50% to 2.00%; and
(e)
a base rate for U.S. Dollar denominated loans under the Senior Secured Credit Facilities plus an applicable margin ranging from (x) 1.00% to 1.25% in the case of the 2024 Term Loan Facilities, and (y) 0.50% to 1.00% in the case of the 2024 Revolving Credit Facility.

The applicable margin for the Senior Secured Credit Facilities is subject to adjustments based on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) as of the preceding fiscal quarter end, with (x) one 25.0 basis point ratio-based step down, in the case of the 2024 Term Loan Facilities, and (y) two 25.0 basis point ratio-based step downs, in the case of the 2024 Revolving Credit Facility.

On March 15, 2023, we entered into an interest rate swap contract, effective March 31, 2023, for a notional amount for $400.0 million. The swap provides an effective fixed SOFR rate of 3.71%, maturing on December 31, 2025. Additionally, we entered into an interest rate cap contract to limit the exposure against the risk of rising interest rates. The interest rate cap contract, effective on March 31, 2023, provides a capped SOFR rate of 4.45% and matured on September 30, 2025. This interest rate cap contract began with a notional amount of $500.0 million, increased to $1,000.0 million on March 31, 2023, and to $1,500.0 million on March 28, 2024. On November 14, 2023, we entered into another interest rate cap contract, effective September 30, 2025, to continue to limit the exposure of the interest rates on our variable term loans to a capped SOFR rate of 5.00% on a notional amount of $1,500.0 million, maturing on December 31, 2026. Assuming that the Senior Secured Credit Facilities were fully drawn, the effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facilities by approximately $30.0 million based on the amount of outstanding borrowings at March 31, 2026.

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

Currency Risk

Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we use foreign exchange contracts. On April 7, 2025, we entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD $136.5 million maturing on December 31, 2025. On October 21, 2025, we entered into a GBP foreign currency contract at a notional value of USD $46.8 million and a CAD foreign currency contract at a notional value of CAD $260.0 million maturing on December 29, 2026. Approximately $43.9 million, or 2.7%, and $35.0 million, or 2.4%, of revenue for the three months ended March 31, 2026 and 2025, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $0.4 million loss and a $0.3 million loss for the three months ended March 31, 2026 and 2025, respectively. A hypothetical 10% change in the relative value of the U.S. Dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles.

The following material weaknesses exist as of March 31, 2026:

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026, management completed its documentation, testing and evaluation of the updated internal controls and determined that, as of December 31, 2025, these controls have now operated for a sufficient period of time and management has concluded, through testing of the design and operating effectiveness of the controls, that the controls are operating effectively. As such, management concluded that the previously identified material weaknesses described above under “Remediation of Previously Reported Material Weaknesses” have been remediated as of December 31, 2025.

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

We have begun implementation of our remediation plan and are making progress on several initiatives. While the material weaknesses have not been remediated as of March 31, 2026, management is devoting substantial resources to the ongoing remediation efforts. However, the remediation of these material weaknesses is a comprehensive undertaking that will require sustained effort and sufficient time for the new controls to be implemented and tested. While we are committed to completing remediation as soon as practicable, we cannot provide assurance regarding the timing of full remediation. We will continue to provide updates on our remediation progress in future filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation activities described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are and may become involved in certain legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and worker’s compensation claims. Consistent with GAAP, we have established reserves when the liability is probable, and the loss is capable of being reasonably estimated. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. For further discussion please see Note 10, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Part I, Item 1A. Risk Factors” in our 2025 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

None.

(c)
Purchases of equity securities by the issuer and affiliated purchasers

Information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Common Stock during the three months ended March 31, 2026 is provided below:

	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)
Period
January 1 – January 31, 2026	1,639,431	$30.53	1,639,431	$399.9
February 1 – February 28, 2026	—	$—	—	$399.9
March 1 – March 31, 2026	369,184	$27.09	2,008,615	$389.9
Total	2,008,615

(a)
The average price per share of Common Stock repurchased under the stock repurchase program does not include commissions paid to brokers.
(b)
On December 9, 2025, our Board of Directors approved a stock repurchase program, effective at that date. The stock repurchase program authorizes us to repurchase up to $450.0 million of our Common Stock, subject to market conditions, contractual restrictions and other factors.

Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at our discretion.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended March 31, 2026, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of StandardAero, Inc.	8-K	001-42298	3.1	10/3/2024
3.2	Amended and Restated Bylaws of StandardAero, Inc.	8-K	001-42298	3.2	10/3/2024
10.1	Stock Purchase Agreement, dated January 20, 2026, by and between the Company and the GIC Stockholder	8-K	001-42298	10.1	1/29/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

StandardAero, Inc.

Date: May 7, 2026	By:	/s/Russell Ford
Russell Ford
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Daniel Satterfield
Daniel Satterfield
Chief Financial Officer
(Principal Financial Officer)