Form 10-Q
period 2026-06-30
StandardAero, Inc.
filed 2026-08-07
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 330,919,431 shares of common stock, $0.01 par value per share, outstanding.

GLOSSARY

Unless the context otherwise requires, or we otherwise state, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to:

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include risks related to conditions that affect the commercial and business aviation industries; decreases in budget, spending or outsourcing by our military end-users; risks from any supply chain disruptions or loss of key suppliers; increased costs of labor, equipment, raw materials, freight and utilities due to inflation; future outbreaks of infectious diseases; risks related to competition in the market in which we participate; loss of an original equipment manufacturer (“OEM”) authorization or license; risks related to a significant portion of our revenue being derived from a small number of customers; our ability to remediate effectively the material weaknesses identified in our internal control over financial reporting; our ability to respond to changes in GAAP; our or our third-party partners' failure to protect confidential information; data security incidents or disruptions to our IT systems and capabilities; our ability to comply with laws relating to the handling of personal information; changes to, and the impact of, U.S. tariff and import/export regulations; failure to maintain our regulatory approvals; risks relating to our operations outside of North America; failure to comply with government procurement laws and regulations; any work stoppage, hiring, retention or succession issues with our senior management team and employees; any strains on our resources due to the requirements of being a public company; risks related to our substantial indebtedness; risks related to the ownership of our common stock, including the fact that Carlyle owns a significant amount of our voting power; and other factors set forth under “Risk Factors” elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STANDARDAERO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share figures)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$179,063	$289,717
Accounts receivable (less allowance for expected credit losses of $9,911 and $13,484, respectively)	815,633	654,390
Contract assets, net	1,202,456	1,071,703
Inventories	772,104	827,691
Prepaid expenses and other current assets	34,833	42,776
Income tax receivable	25,173	10,182
Total current assets	3,029,262	2,896,459
Property, plant and equipment, net	589,485	579,971
Operating lease right of use asset, net	224,421	222,151
Customer relationships, net	884,236	920,432
Other intangible assets, net	403,141	244,877
Goodwill	1,710,805	1,684,255
Other assets	5,932	6,434
Deferred income tax assets	2,832	2,832
Total assets	$6,850,114	$6,557,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711,647	$679,772
Accrued expenses and other current liabilities	263,191	91,499
Accrued employee costs	81,488	74,008
Operating lease liabilities, current	25,834	22,308
Due to related parties	—	438
Contract liabilities	312,270	411,321
Income taxes payable, current	1,317	13,547
Long-term debt, current portion	23,322	23,444
Total current liabilities	1,419,069	1,316,337
Long-term debt	2,301,848	2,191,161
Operating lease liabilities, non-current	212,041	212,365
Deferred income tax liabilities	152,437	157,206
Income taxes payable, non-current	6,533	5,770
Other non-current liabilities	4,693	7,261
Total liabilities	4,096,621	3,890,100
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,653,783 issued and 330,910,687 outstanding as of June 30, 2026 and 334,461,630 issued and 334,294,245 outstanding as of December 31, 2025)	3,309	3,345
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,967,764	3,958,039
Accumulated deficit	(1,108,696)	(1,285,904)
Accumulated other comprehensive loss	(7,884)	(8,169)
Treasury stock (at cost, 3,743,096 and 176,019 shares as of June 30, 2026 and December 31, 2025)	(101,000)	—
Total stockholders’ equity	2,753,493	2,667,311
Total liabilities and stockholders’ equity	$6,850,114	$6,557,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,599,693	$1,528,943	$3,226,550	$2,964,531
Cost of revenue	1,330,915	1,292,768	2,718,400	2,510,626
Selling, general and administrative expense	75,597	76,002	147,539	140,477
Amortization of intangible assets	24,698	24,603	49,030	48,935
Operating income	168,483	135,570	311,581	264,493
Interest expense	41,279	43,835	79,430	87,626
Income before income taxes	127,204	91,735	232,151	176,867
Income tax expense	29,926	24,022	54,943	46,211
Net income	$97,278	$67,713	$177,208	$130,656

Earnings per share:
Basic	$0.30	$0.21	$0.54	$0.40
Diluted	$0.29	$0.20	$0.53	$0.39

Weighted-average shares of common stock outstanding
Basic	326,261	328,445	326,756	328,442
Diluted	332,310	334,300	332,858	334,227

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$97,278	$67,713	$177,208	$130,656
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on cash flow hedge, net of income tax benefit (expense) of $265 and $(992), for the three months ended June 30, 2026 and 2025, respectively and $822 and $(365) for the six months ended June 30, 2026 and 2025, respectively	(728)	2,634	(2,231)	628
Cash flow hedge loss reclassified to the statement of operations, net of income tax benefit of $413 and $330, for the three months ended June 30, 2026 and 2025, respectively and $784 and $826 for the six months ended June 30, 2026 and 2025, respectively	1,323	1,138	2,516	2,720
Total other comprehensive income	595	3,772	285	3,348
Comprehensive income	$97,873	$71,485	$177,493	$134,004

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share figures)

	Common Stock					Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Cost	Total Stockholders’ Equity
Balance as of December 31, 2025	334,294,245	$3,345	$3,958,039	$(1,285,904)	$(8,169)	176,019	$—	$2,667,311
Net income	—	—	—	79,930	—	—	—	79,930
Forfeiture of restricted stock awards	(11,111)	—	—	—	—	11,111	—	—
Repurchase of common stock	(2,008,615)	(22)	—	—	—	2,008,615	(60,643)	(60,665)
Share based compensation	—	—	3,458	—	—	—	—	3,458
Other comprehensive loss, net	—	—	—	—	(310)	—	—	(310)
Balance as of March 31, 2026	332,274,519	$3,323	$3,961,497	$(1,205,974)	$(8,479)	2,195,745	$(60,643)	$2,689,724
Net income	—	—	—	97,278	—	—	—	97,278
Vesting of restricted stock	183,519	2	—	—	—	—	—	2
Repurchase of common stock	(1,547,351)	(16)	—	—	—	1,547,351	(40,357)	(40,373)
Share based compensation	—	—	6,267	—	—	—	—	6,267
Other comprehensive income, net	—	—	—	—	595	—	—	595
Balance as of June 30, 2026	330,910,687	$3,309	$3,967,764	$(1,108,696)	$(7,884)	3,743,096	$(101,000)	$2,753,493

	Common Stock					Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Cost	Total Stockholders’ Equity
Balance as of December 31, 2024	334,461,630	$3,345	$3,944,802	$(1,563,321)	$(11,422)	—	$—	$2,373,404
Net income	—	—	—	62,943	—	—	—	62,943
Share based compensation	—	—	2,045	—	—	—	—	2,045
Other comprehensive loss, net	—	—	—	—	(424)	—	—	(424)
Balance as of March 31, 2025	334,461,630	$3,345	$3,946,847	$(1,500,378)	$(11,846)	—	$—	$2,437,968
Net income	—	—	—	67,713	—	—	—	67,713
Vesting of restricted stock	8,634	—	—	—	—	—	—	—
Share based compensation	—	—	3,830	—	—	—	—	3,830
Other comprehensive income, net	—	—	—	—	3,772	—	—	3,772
Balance as of June 30, 2025	334,470,264	$3,345	$3,950,677	$(1,432,665)	$(8,074)	—	$—	$2,513,283

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$177,208	$130,656
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	93,504	97,223
Amortization of deferred finance charges and discounts	3,246	3,288
Amortization of interest cap premiums	3,379	5,467
Payment of interest rate cap premiums	(3,473)	(5,524)
Stock compensation expense	9,725	5,875
Loss (gain) from disposals, net	(622)	3,449
Non-cash lease expense	902	866
Deferred income taxes	(4,731)	(11,560)
Foreign exchange gain (loss), net	679	431
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(160,101)	(96,589)
Contract assets, net	(130,753)	(155,634)
Inventories, net	55,770	(4,579)
Prepaid expenses and other current assets	6,237	(24,422)
Accounts payable, accrued expenses and other current liabilities	27,750	25,885
Contract liabilities	(99,051)	20,204
Due to/from related parties	(438)	(649)
Income taxes payable and receivable	(26,458)	(15,490)
Net cash used in operating activities	(47,227)	(21,103)
Investing activities
Acquisitions, net of cash and other	(33,263)	1,254
Purchase of property, plant and equipment	(36,641)	(47,262)
Payments for purchase of intangible assets	(476)	(30,000)
Proceeds from disposal of property, plant and equipment	828	3,637
Net cash used in investing activities	(69,552)	(72,371)
Financing activities
Proceeds from long-term debt	235,000	345,000
Repayment of long-term debt	(126,774)	(261,785)
Repurchase of common stock	(100,085)	—
Repayments of long-term agreements	(911)	(1,501)
Net cash provided by financing activities	7,230	81,714
Effect of exchange rate changes on cash	(1,105)	692
Net decrease in cash	(110,654)	(11,068)
Cash at beginning of the period	289,717	102,581
Cash at end of the period	$179,063	$91,513
Supplemental cash flow information:
Supplemental disclosure of non-cash investing activities:
Acquisition of property, plant and equipment, liability incurred, but not paid	$2,782	$839
Acquisition of intangible assets, liability incurred, but not paid	180,777	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of StandardAero, Inc. (formerly Dynasty Parent Co., Inc.) and its subsidiaries. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026, and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

As of June 30, 2026, Carlyle and GIC own approximately 25.5% and 5.8% of the Company’s outstanding Common Stock, respectively.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. This update provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This amendment modernizes the accounting guidance of how software is developed by eliminating project stages from capitalization criteria. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The standard allows for prospective, modified, or retrospective transition. Early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The standard is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements and disclosures.

Other new pronouncements issued but not effective until after June 30, 2026 are not expected to have a material impact on the Company’s results of operations, financial condition, or liquidity.

NOTE 3: REVENUE RECOGNITION

Disaggregated revenue

The following table summarizes total revenue by the Company’s segments:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue:
Engine Services	$1,405,084	$1,350,677	$2,852,228	$2,618,990
Component Repair Services	194,609	178,266	$374,322	345,541
Total revenue	$1,599,693	$1,528,943	$3,226,550	$2,964,531

The following table presents revenues from customers that contributed to more than 10% of the Company's revenues:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer A	10.2%	15.8%	10.7%	15.9%

The following table presents revenues from external customers by end market:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Commercial Aerospace	$953,600	$901,912	$1,903,871	$1,754,948
Military & Helicopter	273,028	280,296	548,355	529,823
Business Aviation	316,383	299,685	655,278	582,978
Other	56,682	47,050	119,046	96,782
	$1,599,693	$1,528,943	$3,226,550	$2,964,531

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

	June 30, 2026	December 31, 2025
	(in thousands)

Contract assets	$1,202,955	$1,072,222
Less: allowance for credit loss	(499)	(519)
Contract assets, net	$1,202,456	$1,071,703
Contract liabilities	$312,270	$411,321

Changes in contract assets and contract liabilities primarily result from the timing difference between the Company’s performance of services and payments from customers. The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $377.2 and $411.3 million for the three and six months ended June 30, 2026, respectively, and $407.3 million and $400.0 million for the three and six months ended June 30, 2025, respectively.

Remaining performance obligations

As of June 30, 2026, the Company had approximately $438.3 million of remaining performance obligations, which primarily relate to the Company’s engine utilization contracts that are satisfied over multiple years. Of this amount, the Company expects approximately 49% to be satisfied over the next two years and the remainder thereafter. The expected timing of the satisfaction of performance obligations is dependent on the timing of the customer’s maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty. The Company excludes from its remaining performance obligation balance the value of remaining performance obligations for its fixed price and time and material contracts, as the performance obligations for these contracts generally have an original expected duration of one year or less.

Rental Engine Revenue

Revenue from rental engines was $28.1 million and $47.4 million for the three and six months ended June 30, 2026, respectively. Revenue from rental engines was $20.8 million and $42.0 million for the three and six months ended June 30, 2025, respectively.

NOTE 4: EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted net income per share attributable to the stockholders:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator for earnings per share:
Net income	$97,278	$67,713	$177,208	$130,656

Denominator for earnings per share:
Weighted average shares of common stock - basic	326,261	328,445	326,756	328,442
Dilutive effect of stock options and restricted stock awards	6,049	5,855	6,102	5,785
Weighted average shares - diluted	332,310	334,300	332,858	334,227

Earnings per share:
Basic earnings per share	$0.30	$0.21	$0.54	$0.40
Diluted earnings per share	$0.29	$0.20	$0.53	$0.39

The Company has 5,823,554 contingently issuable shares of Common Stock that are issuable upon the Company’s completion of a liquidity event, which has not occurred as of June 30, 2026. These shares are excluded from weighted average shares of common stock - basic, but included in the calculation of the dilutive effect of stock options and restricted stock awards. Anti-dilutive shares of 1.6 million and 1.0 million were excluded from the calculation of the dilutive effect of stock options and restricted stock awards for the three and six months ended June 30, 2026, respectively. Anti-dilutive shares of 0.6 million and 0.5 million were excluded from the calculation of the dilutive effect of stock options and restricted stock awards for the three and six months ended June 30, 2025, respectively. See the 2025 Form 10-K, Part II, Item 8, Financial Statements and Supplementary Data, Note 19, Stock-Based Compensation, for further information.

NOTE 5: INVENTORIES

Inventories consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$679,077	$701,091
Finished goods	2,473	2,895
Work in process	90,554	123,705
Total inventory	$772,104	$827,691

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $111.8 million and $127.6 million as of June 30, 2026 and December 31, 2025, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted-Average Amortization Period Remaining
	(in thousands)			(in years)
Customer relationships	$1,466,963	$(582,727)	$884,236	11.5
OEM authorizations and licenses	500,620	(205,736)	294,884	8.0
Trademarks	204,000	(98,591)	105,409	8.1
Technology and other	9,127	(6,279)	2,848	4.8
Total intangible assets	$2,180,710	$(893,333)	$1,287,377	10.4

The additions to OEM authorizations and licenses for the period ended June 30, 2026, are largely attributable to a $180.0 million license fee with one of our OEM partners. The liability incurred, but not paid, was recorded to Accrued expenses and other current liabilities as of June 30, 2026.

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

The Company’s amortization expense was $32.6 million and $64.9 million for the three and six months ended June 30, 2026, respectively. The Company’s amortization expense was $32.7 million and $65.0 million for the three and six months ended June 30, 2025, respectively. Amortization of OEM authorizations and licenses is included within cost of revenue and the remainder is presented separately in the consolidated statement of operations.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Amortization Expense
(in thousands)
2026 (excluding the six months ended June 30, 2026)	$74,816
2027	147,958
2028	146,391
2029	142,815
2030	141,758
2031 and Thereafter	633,639

There were no impairment charges recorded for intangible assets for the three and six months ended June 30, 2026, or 2025.

NOTE 7: GOODWILL

The changes in the carrying amount of goodwill for the periods ended June 30, 2026 and 2025 are as follows:

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2025	$1,224,707	$459,548	$1,684,255
Goodwill acquired	—	26,550	26,550
Balance, June 30, 2026	$1,224,707	$486,098	$1,710,805

The $26.6 million increase in goodwill acquired is the result of an acquisition by the Company during the three months ended June 30, 2026. The acquisition was not considered material to the Company’s condensed consolidated financial statements.

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2024	$1,224,707	$461,263	$1,685,970
Post-closing adjustment	—	(1,683)	(1,683)
Goodwill, June 30, 2025	$1,224,707	$459,580	$1,684,287

Goodwill Impairment Testing

The Company reviews goodwill at least annually for potential impairment, as of October 1, and more frequently, if events or changes in circumstances suggest that an impairment may exist. The Company performed its annual goodwill impairment testing as of October 1, 2025, and determined that no adjustments to the carrying value of goodwill were necessary as it was more likely than not that the fair values of the Company’s reporting units are above their carrying values and that no impairment had occurred. The Company has assessed the changes in events and circumstances through the quarter ended June 30, 2026, and has concluded that no triggering events have occurred that would require interim testing.

NOTE 8: LONG-TERM DEBT

Long-term debt consists of the following:

	As of June 30,	As of December 31,
	2026	2025
	(in thousands)
2024 Term Loan Facilities	$2,216,250	$2,227,500
2024 Revolving Credit Facility	120,000	—
Finance leases	17,751	18,525
Other	967	1,172
	2,354,968	2,247,197
Less: Current portion	(23,322)	(23,444)
Unamortized discounts	(17,527)	(19,170)
Unamortized deferred finance charges	(12,271)	(13,422)
Long-term debt	$2,301,848	$2,191,161

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

2024 Term Loan Facilities

The Credit Agreement provides for (i) a senior secured U.S. Dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “2024 Term B-1 Loan Facility”), and (ii) a senior secured U.S. Dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “2024 Term B-2 Loan Facility” and, together with the 2024 Term B-1 Loan Facility, the “2024 Term Loan Facilities”). The 2024 Term Loan Facilities were fully drawn on upon the closing of the Credit Agreement, in an aggregate principal amount of $2,250.0 million, bearing interest at a Term Secured Overnight Financing Rate (“SOFR”) + 2.25% with provision for a rate step-down to 2.00% based on achieving a consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) of 3.00x or less, and will mature on October 31, 2031. The Company incurred new third-party fees of $13.2 million related to the 2024 Term Loan Facilities of which $11.6 million were expensed as refinancing costs on the Consolidated Statement of Operations during the year ended December 31, 2024, and $1.6 million of deferred finance charges were recorded as a reduction of long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and will be amortized on a straight-line basis over the term of the credit facility. As of June 30, 2026, the effective interest rate on the 2024 Term Loan Facilities was SOFR + 2.00%.

2024 Revolving Credit Facility

The Credit Agreement provides for a senior secured multicurrency revolving credit facility available to the Company in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “2024 Revolving Credit Facility” and, together with the 2024 Term Loan Facilities, the “Senior Secured Credit Facilities”). The 2024 Revolving Credit Facility will mature on October 31, 2029. As of June 30, 2026, the 2024 Revolving Credit Facility had outstanding borrowings of $120.0 million. Borrowings bear interest at SOFR + 2.00% with provision for a rate step-down to 1.75% and 1.5% based on achieving a consolidated First Lien Net Leverage Ratio of 3.25x or less and 2.75x or less, respectively. The Company incurred new lender fees of $3.8 million related to the 2024 Revolving Credit Facility, which are recorded as an other long-term asset on the Consolidated Balance Sheets as of December 31, 2024, and will be amortized on a straight-line basis over the term of the facility. As of June 30, 2026, the Company had $613.6 million of available borrowing capacity under the 2024 Revolving Credit Facility. As of June 30, 2026, the effective interest rate on the 2024 Revolving Credit Facility was SOFR + 1.5%.

The Company’s weighted average interest rate of borrowings under its Credit Agreement was 5.6% and 5.7% for the three and six months ended June 30, 2026, respectively, and 6.3% and 6.4% for the three and six months ended June 30, 2025.

The Credit Agreement contains non-financial covenants that limit both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends subject to select amounts and incurrence ratios.

As of June 30, 2026, the amounts of long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2026 (excluding the six months ended June 30, 2026)	$870	$11,250	$12,120
2027	1,615	23,467	25,082
2028	1,605	22,500	24,105
2029	1,605	142,500	144,105
2030	1,605	22,500	24,105
Thereafter	19,630	2,115,000	2,134,630
Total	$26,930	$2,337,217	$2,364,147
Amount representing interest	(9,179)	—	(9,179)
Unamortized discounts	—	(17,527)	(17,527)
Unamortized deferred finance charges	—	(12,271)	(12,271)
Total long-term debt payable	$17,751	$2,307,419	$2,325,170

NOTE 9: LEASES

Lease costs consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Finance lease expense
Amortization	$347	$254	$691	$598
Interest expense	143	237	367	496
Operating lease expense	10,687	8,746	21,620	16,431
Short-term lease expense	476	366	925	818
	$11,653	$9,603	$23,603	$18,343

The impact of leases on the Consolidated Balance Sheets consists of the following:

	Classification on the
	Consolidated Balance Sheets	June 30, 2026	December 31, 2025
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$18,178	$18,869
Operating lease assets	Operating lease right of use asset, net	224,421	222,151
Total lease assets		$242,599	$241,020
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$822	$777
Operating lease liabilities	Operating lease liabilities	25,834	22,308
Non-current liabilities
Finance lease liabilities	Long-term debt	16,929	17,748
Operating lease liabilities	Long-term operating lease liabilities	212,041	212,365
Total lease liabilities		$255,626	$253,198

Supplemental cash flow information related to leases consisted of the following:

	Six months ended June 30,
	2026	2025
	(in thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$21,265	$15,849
Operating cash flows from finance leases	367	496
Financing cash flows from finance leases	356	421
Right of use assets obtained in exchange for lease liabilities:
Operating lease right of use asset	16,815	58,070

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2026 (excluding the six months ended June 30, 2026)	$19,995
2027	39,340
2028	36,156
2029	30,871
2030	26,095
Thereafter	219,355
Total future minimum payments	371,812
Less imputed interest	133,937
Present value of minimum payments	$237,875

Weighted average remaining lease term and borrowing rate consisted of the following:

	June 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	15.0	18.6	15.6	19.2
Weighted average borrowing rate	6.3%	4.7%	6.3%	4.7%

Lessor Arrangements

The net carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of June 30, 2026 and December 31, 2025 was approximately $62.8 million and $53.3 million, respectively.

NOTE 10: INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2026 was 23.6%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, state and foreign tax rates, and foreign tax credits.

The Company’s effective tax rate for the six months ended June 30, 2025 was 26.1%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, Global Intangible Low-Taxed Income (“GILTI”), which was enacted under the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), and state and foreign tax rates.

The Company did not record any significant changes in its unrecognized tax benefits or total interest and penalties for tax years remaining open to examination during the three and six months ended June 30, 2026, or 2025. Currently, there are no ongoing audits or examinations with any tax jurisdictions.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15.0% in all countries of operation. On January 5, 2026, the OECD issued further administrative guidance outlining a framework under which U.S.-parented groups may be excluded from certain provisions of the Pillar Two Rules through a “side-by-side arrangement.” Additionally, if enacted, it would also extend certain safe harbor rules. The Company has performed a quantitative and qualitative assessment and determined the effects are not materially significant to the Company’s financial statements for the three and six months ended June 30, 2026 and June 30, 2025, respectively. The Company will continue to evaluate the Pillar Two Rules for their potential impact on future periods as further specific country legislation becomes proposed or enacted.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of U.S. tax reform provisions, was signed into law by the President of the United States. The OBBBA includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Effective January 1, 2026, the OBBBA eliminates the requirement to allocate interest expense against Net CFC Tested Income (“NCTI”, formerly GILTI). As a result, the Company is utilizing foreign tax credits to offset NCTI.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

The Company has future contractual commitments of $29.2 million as of June 30, 2026, and had $30.9 million as of December 31, 2025, for capital commitments.

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

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As of June 30, 2026 and December 31, 2025, the provision is nominal.

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

NOTE 12: GUARANTEES

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $30.9 million and $27.2 million as of June 30, 2026 and December 31, 2025, respectively.

NOTE 13: RELATED PARTY TRANSACTIONS

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement (the “Carlyle Services Agreement”) with Carlyle Investment Management L.L.C. (“CIM”), pursuant to which Dynasty Acquisition paid CIM a one-time fee of approximately $24.5 million for strategic advisory and consulting services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Carlyle Services Agreement, and subject to certain conditions, Dynasty Acquisition also pays to CIM an annual fee of approximately $2.4 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by CIM pursuant to the Carlyle Services Agreement. Dynasty Acquisition also reimburses CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Carlyle Services Agreement, and Dynasty Acquisition may pay CIM additional fees associated with other future transactions or in consideration of any additional services provided under the Carlyle Services Agreement. In connection with the IPO, the Carlyle Services Agreement was amended and restated, and will continue in full force and effect until the earlier of the second anniversary of the consummation of the IPO, which is October 2, 2026, and the date on which CIM and its affiliates collectively and beneficially own, directly or indirectly, less than 10% of the Company’s outstanding voting Common Stock. For the three and six months ended June 30, 2026, the Company paid CIM approximately $0.6 million and $1.2 million, respectively, pursuant to the Carlyle Services Agreement. For the three and six months ended June 30, 2025, the Company paid CIM approximately $0.6 million and $1.2 million, respectively, pursuant to the Carlyle Services Agreement.

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement, which was amended and restated in connection with the IPO on October 2, 2024 (the “Amended and Restated Beamer Services Agreement”) with Beamer Investment Inc., an affiliate of GIC, pursuant to which Dynasty Acquisition paid Beamer Investment Inc. a one-time fee of approximately $5.5 million for strategic advisory and consulting, services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Amended and Restated Beamer Services Agreement, and subject to certain conditions, Dynasty Acquisition also paid to Beamer Investment Inc. an annual fee of approximately $0.6 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by Beamer Investment Inc. pursuant to the Amended and Restated Beamer Services Agreement. Dynasty Acquisition also reimbursed Beamer Investment Inc.’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Amended and Restated Beamer Services Agreement, and Dynasty Acquisition may pay Beamer Investment Inc. additional fees associated with other future transactions. As of January 29, 2026, following the consummation of the January 2026 Secondary Offering and the Share Repurchase, Beamer Investment Inc. and its affiliates collectively and beneficially owned, directly or indirectly, less than 50% of the Company's outstanding Common Stock that they owned on the date of the closing of the IPO, prior to giving effect to the sale of shares by Beamer Investment Inc. or an affiliate of Beamer Investment Inc. in the IPO. As a result, the Amended and Restated Beamer Services Agreement terminated on such date pursuant to its terms. For the six months ended June 30, 2026, the Company paid Beamer Investment Inc. approximately $0.1 million. For the three and six months ended June 30, 2025, the Company paid Beamer Investment Inc. $0.1 million and $0.3 million, respectively, pursuant to the Amended and Restated Beamer Services Agreement.

CFGI, a portfolio company of a fund affiliated with Carlyle, provides the Company with accounting advisory and consulting services. For the three months ended June 30, 2026, no expenses were incurred nor payments made to CFGI for such services. For the six months ended June 30, 2026, the Company paid $0.6 million to CFGI, and for the three and six months ended June 30, 2025, the Company paid $0.4 million and $0.6 million, respectively, to CFGI, in each case, for accounting advisory and consulting services.

NOTE 14: EMPLOYEE BENEFIT PLANS

Defined contribution pension plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $8.4 million and $7.9 million for the three months ended June 30, 2026 and 2025, respectively. Costs for the defined contribution plans were $15.0 million and $13.1 million for the six months ended June 30, 2026 and 2025, respectively.

Defined benefit pension plans

The Company maintains defined benefit plans for certain employees in the United Kingdom and France.

In the United Kingdom, the Company maintains two defined benefit schemes which provide both pensions in retirement and death benefits to members. Pension benefits are related to the member’s final salary at retirement (or their career average revalued salary) and their length of service. The main scheme is the Vector Aerospace International Limited Pension Scheme (the “Scheme”). The other defined benefit scheme is the Vector Aerospace 1998 Pension Plan (the “Plan”). The Scheme and the Plan are generally closed for new members, who participate in a separate defined contribution plan.

In France, the defined benefit plan is a government-mandated defined obligation that provides employees with retirement indemnities in the form of lump sums on the basis of their length of service and employee compensation levels. The plan is unfunded and benefits are paid when amounts become due, commencing when participants retire. Actuarial gains and losses of the year for long service awards are immediately recognized in the Consolidated Statements of Operations.

Costs for the defined benefit plans were $0.1 million for the three and six months ended June 30, 2026, respectively. Costs for the defined benefit plans were $0.1 million for both the three and six months ended June 30, 2025.

NOTE 15: STOCK-BASED COMPENSATION

Following the IPO, the Company has made awards under its 2024 Incentive Award Plan (the “2024 Incentive Plan”), which have generally consisted of nonqualified stock options (“stock options”) and restricted stock units (“RSUs”). Additionally, certain employees and directors have received restricted stock awards (“RSAs”), which were made in respect of pre-IPO equity awards originally granted to them under the Dynasty Parent Holdings, L.P. and Dynasty Parent Co., Inc. 2019 Long-Term Incentive Plan.

Stock Options

Stock options granted under the 2024 Incentive Plan generally vest in three equal annual installments, subject to the participant’s continued employment with the Company, and expire ten years from the date of grant. The Company uses a Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded. The Black-Scholes pricing model requires assumptions regarding the expected volatility of shares of the Company’s Common Stock, the risk-free interest rate, the expected term of the stock option award and the Company’s dividend yield.

The following table indicates the assumptions used in the Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded during the six months ended June 30, 2026 and during the year ended December 31, 2025:

	2026	2025
Risk free interest rate	3.99%	4.07%
Expected volatility	42.50%	40.00%
Expected term (in years)	6.0 years	6.0 years
Expected dividend yield	0.00%	0.00%

Expected Volatility. The Company’s Common Stock has been publicly traded since October 2, 2024, followed by additional secondary offerings in 2025 and 2026. As a result, the Company has limited trading data to calculate meaningful volatility for stock options it has granted. As such, for stock options granted in 2026 the Company used a weighted average of Company-specific volatility and peer group volatility, and for stock options granted in 2025, the Company relied solely on peer group volatility.

The following is a summary of the activity for stock option awards:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,143,122	$19.50	7.39	$10,497
Granted	1,334,257	$27.29
Exercised	—	—
Forfeited	(10,488)	$26.20
Outstanding at June 30, 2026	2,466,891	$23.68	8.48	$15,360

Stock Options Exercisable at June 30, 2026	275,624	$22.75	7.67	$1,972

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	463,194	$10.51	5.75	$6,600
Granted	737,354	$25.62
Exercised	—	—
Forfeited	(9,692)	$25.62
Outstanding at June 30, 2025	1,190,856	$19.74	8.03	$14,179

Stock Options Exercisable at June 30, 2025	50,347	$9.93	4.23	$1,094

Restricted Stock Units (“RSUs”):

The RSUs granted in 2025 under the 2024 Incentive Plan generally vest in three equal annual installments, subject to the participant’s continued employment with the Company. The fair value of RSUs granted is estimated using the closing price of the Company’s Common Stock on the grant date.

The following is a summary of the activity for RSUs:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2025	670,143	$27.10
Granted	791,439	$27.32
Vested	(183,519)	$26.63
Forfeited	(26,467)	$26.29
Nonvested at June 30, 2026	1,251,596	$27.32

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2024	238,540	$29.81
Granted	533,918	$25.97
Vested	(8,634)	$32.02
Forfeited	(8,713)	$25.62
Nonvested at June 30, 2025	755,111	$27.12

Restricted Stock Awards (“RSAs”):

The following is a summary of the activity for RSAs:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2025	5,840,568	$4.96
Granted	—	—
Vested	(5,903)	$3.98
Forfeited	(11,111)	$5.72
Nonvested at June 30, 2026	5,823,554	$4.96

As of June 30, 2026, 5,823,554 RSAs were outstanding and included in the Company’s 330,910,687 shares of Common Stock outstanding.

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2024	6,036,550	$5.02
Granted	—	—
Vested	(19,963)	$7.44
Forfeited	(66,281)	$10.17
Nonvested at June 30, 2025	5,950,306	$4.95

As of June 30, 2025, 5,950,306 RSAs were outstanding and included in the Company’s 334,470,264 shares of Common Stock outstanding.

Stock-Based Compensation Expense:

The Company recorded $6.3 million and $9.7 million in stock-based compensation expense during the three and six months ended June 30, 2026, respectively, and $3.8 million and $5.9 million in stock-based compensation during the three and six months ended June 30, 2025 respectively. The Company will continue to recognize stock-based compensation expense ratably over the requisite remaining service period for the awards. As of June 30, 2026, there was $48.6 million of unrecognized stock-based compensation costs.

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

Borrowings under the Company’s 2024 Term Loan Facilities, which are SOFR-based, approximate fair value at June 30, 2026. The inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy.

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

The Company determined the initial value for the contingent consideration liability of $15.2 million at December 31, 2024, using the Level 3 inputs below as of the issuance date on August 23, 2024. As of June 30, 2026, the estimated fair value of the remaining contingent consideration is $3.5 million.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.2%

The contingent consideration measured at fair value using unobservable inputs decreased from the initial measurement of $15.2 million as of December 31, 2024 to $8.2 million as of December 31, 2025. The Company paid $7.0 million of contingent consideration during the year ended December 31, 2025 and an additional $7.0 million during the six months ended June 30, 2026. As of June 30, 2026, the remaining $3.5 million contingent consideration liability is recorded in Accrued and other current liabilities.

The following table summarizes the carrying amounts and fair values of financial instruments:

			As of June 30, 2026		As of December 31, 2025
		Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Assets:
Foreign exchange contracts	Prepaid expenses and other current assets	2	$—	$—	$1,757	$1,757
Total assets			$—	$—	$1,757	$1,757
Liabilities:
Interest rate caps	Accrued expenses and other current liabilities	2	$3,412	$3,412	$6,808	$6,808
Foreign exchange contracts	Accrued expenses and other current liabilities	2	1,298	1,298	—	—
Contingent consideration - current	Accrued expenses and other current liabilities	3	3,500	3,500	7,000	7,000
Contingent consideration - non-current	Other non-current liabilities	3	—	—	1,150	1,150
Total liabilities			$8,210	$8,210	$14,958	$14,958

The gains (losses) on the Company’s derivative instruments were as follows:

		Three months ended June 30,		Six months ended June 30,
	Statement of Operations Classification	2026	2025	2026	2025
		(in thousands)		(in thousands)
Amount of (loss) gain recognized in net income:
Interest rate swaps	Interest expense	$—	$621	$—	$1,242
Interest rate caps	Interest expense	(1,747)	(2,769)	(3,379)	(5,468)
Foreign exchange contracts	Selling, general and administrative expense	11	680	79	680
Total loss recognized in net income		$(1,736)	$(1,468)	$(3,300)	$(3,546)

	Statement of Comprehensive Income Classification
Amount of (loss) gain recognized in other comprehensive income (loss):
Interest rate swaps	Cash flow hedge gain	$—	$504	$—	$495
Interest rate caps	Cash flow hedge loss	(107)	(936)	(76)	(3,560)
Foreign exchange contracts	Cash flow hedge (loss) gain	(886)	4,058	(2,977)	4,058
Total (loss) gain recognized in other comprehensive income		$(993)	$3,626	$(3,053)	$993

NOTE 17: DERIVATIVES AND HEDGING

The Company is exposed to, among other things, the impact of changes in interest rates and foreign currency exchange rates in the normal course of business. The Company’s objective in risk management is to utilize interest rate derivatives to add stability to interest expense and manage its exposure to interest rate movements and utilize foreign exchange rate derivatives to add stability to foreign exchange expense and manage its exposure to exchange rate movements. To accomplish this objective, the Company primarily uses (i) interest rate swaps and interest rate caps as part of its interest rate risk management strategy and (ii) foreign currency forward contracts to protect against the foreign currency exchange rate risk inherent in forecasted transactions.

The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes.

Interest rate swap and interest rate cap agreements

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve payment of a fixed premium to a counterparty in exchange for the company receiving a SOFR cap over the life of the agreement without exchange of the underlying notional amount.

During the three and six months ended June 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with the Company’s long-term debt agreements.

The tables below summarize the key terms of the interest rate swap and interest rate cap agreements:

Interest rate swap agreements:

Aggregate Notional Amount	Effective Date	Maturity Date	Interest - Rate
(In thousands)
$400,000	March 31, 2023	December 31, 2025	Fixed SOFR rate of 3.71%

Interest rate cap agreements:

Aggregate Notional Amount		Effective Date	Maturity Date	Interest - Rate
(In thousands)
$1,500,000	(1)	March 31, 2023	September 30, 2025	Capped SOFR rate of 4.45% (2)
$1,500,000		September 30, 2025	December 31, 2026	Capped SOFR rate of 5.00%

(1)
The original interest rate cap agreement, dated November 30, 2022, has an initial notional amount of $500.0 million, increasing to $1,000.0 million on March 31, 2023, and increasing to $1,500.0 million on March 28, 2024.
(2)
The interest rate was amended on June 29, 2023 from LIBOR (4.50%) to SOFR (4.45%).

For the interest rate swaps, differences between the hedged interest rate and the fixed rate are recorded as interest expense in the Consolidated Statements of Operations in the same period that the related interest is recorded for the Company’s long-term debt agreements.

For the interest rate caps, monthly premiums and differences received between the hedged interest rate and the interest rate cap are recorded to interest expense in the Consolidated Statements of Operations in the same period that the related interest is recorded for the Company’s long-term debt agreements.

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

On October 21, 2025, the Company entered into a GBP foreign currency contract at a notional value of USD $46.8 million and a CAD foreign currency contract at a notional value of CAD $260.0 million, in each case, maturing on December 29, 2026.

On April 7, 2025, the Company entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD 136.5 million, which matured on December 31, 2025.

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As of June 30, 2026		As of December 31, 2025
	Asset	Liability	Asset	Liability
	(in thousands)
Foreign exchange contracts	$—	$1,298	$1,757	$—
Interest rate cap agreements	—	3,411	—	6,808
Net derivatives as classified in the consolidated balance sheets	$—	$4,709	$1,757	$6,808

NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2025	$(5,298)	$1,283	$—	$(4,154)	$(8,169)
Other comprehensive loss before Reclassifications, net of income tax	23	(1,526)	—	—	(1,503)
Amounts reclassified from accumulated other comprehensive income	1,243	(50)	—	—	1,193
Net other comprehensive income (loss)	1,266	(1,576)	—	—	(310)
Balance, March 31, 2026	$(4,032)	$(293)	$—	$(4,154)	$(8,479)
Other comprehensive (loss) gain before Reclassifications, net of income tax	(82)	(646)	—	—	(728)
Amounts reclassified from accumulated other comprehensive income (loss)	1,331	(8)	—	—	1,323
Net other comprehensive income (loss)	1,249	(654)	—	—	595
Balance, June 30, 2026	$(2,783)	$(947)	$—	$(4,154)	$(7,884)

	Interest- Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2024	$(8,410)	$—	$—	$(3,012)	$(11,422)
Other comprehensive loss before Reclassifications, net of income tax	(2,006)	—	—	—	(2,006)
Amounts reclassified from accumulated other comprehensive income	1,582	—	—	—	1,582
Net other comprehensive loss	(424)	—	—	—	(424)
Balance, March 31, 2025	$(8,834)	$—	$—	$(3,012)	$(11,846)
Other comprehensive gain (loss) before Reclassifications, net of income tax	(329)	2,963	—	—	2,634
Amounts reclassified from accumulated other comprehensive loss	1,635	(497)	—	—	1,138
Net other comprehensive income	1,306	2,466	—	—	3,772
Balance, June 30, 2025	$(7,528)	$2,466	$—	$(3,012)	$(8,074)

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

Selected financial information for each segment is as follows:

	Three months ended June 30, 2026
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,424,678	$175,015	$1,599,693
Intersegment revenue	(19,594)	19,594	—
Total segment revenue	1,405,084	194,609	1,599,693
Other segment items (1)	1,200,871	143,411	1,344,282
Segment Adjusted EBITDA	$204,213	$51,198	$255,411
Corporate (2)			25,534
Depreciation and amortization			47,043
Interest expense			41,279
Business transformation costs (LEAP and CFM) (3)			3,698
Non-cash stock compensation expense			6,267
Integration costs and severance (4)			346
Other (5)			4,040
Income before income taxes			$127,204

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling, general and administrative expenses.
(2)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Supply Chain, Engineering and Quality, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company’s debt.
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

	Six months ended June 30, 2026
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$2,891,257	$335,293	$3,226,550
Intersegment revenue	(39,029)	39,029	—
Total segment revenue	2,852,228	374,322	3,226,550
Other segment items (1)	2,469,382	270,723	2,740,105
Segment Adjusted EBITDA	$382,846	$103,599	$486,445
Corporate (2)			53,412
Depreciation and amortization			93,504
Interest expense			79,430
Business transformation costs (LEAP and CFM) (3)			10,320
Non-cash stock compensation expense			9,725
Integration costs and severance (4)			687
Other (5)			7,216
Income before income taxes			$232,151

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling, general and administrative expenses.
(2)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Supply Chain, Engineering and Quality, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company’s debt.
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

	Three months ended June 30, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,373,701	$155,242	$1,528,943
Intersegment revenue	(23,024)	23,024	—
Total segment revenue	1,350,677	178,266	1,528,943
Other segment items (1)	1,172,168	126,626	1,298,794
Segment Adjusted EBITDA	$178,509	$51,640	$230,149
Corporate (2)			25,512
Depreciation and amortization			48,547
Interest expense			43,835
Business transformation costs (LEAP and CFM) (3)			5,264
Non-cash stock compensation expense			3,830
Integration costs and severance (4)			1,360
Other (5)			10,066
Profit before tax			$91,735

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling general and administrative expenses.
(2)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Supply Chain, Engineering and Quality, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company’s debt.
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

	Six months ended June 30, 2025
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$2,659,977	$304,554	$2,964,531
Intersegment revenue	(40,987)	40,987	—
Total segment revenue	2,618,990	345,541	2,964,531
Other segment items (1)	2,266,472	246,540	2,513,012
Segment Adjusted EBITDA	$352,518	$99,001	$451,519
Corporate (2)			48,655
Depreciation and amortization			97,223
Interest expense			87,626
Business transformation costs (LEAP and CFM) (3)			18,181
Non-cash stock compensation expense			5,875
Integration costs and severance (4)			2,740
Other (5)			14,352
Income before income taxes			$176,867

(1)
Other segment items for each reportable segment primarily includes cost of sales and other selling, general and administrative expenses.
(2)
Corporate primarily consists of costs related to executive and staff functions, including Information Technology, Human Resources, Legal, Finance, Marketing, Supply Chain and Engineering and Quality, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies, and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. The Corporate function also includes expenses associated with the Company’s debt.
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

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
United States	$969,988	$817,941	$1,922,626	$1,652,600
United Kingdom	69,369	132,872	155,046	267,449
Canada	179,152	210,560	384,382	386,614
Rest of Europe (1)	136,578	124,241	315,149	241,688
Asia (1)	143,062	130,418	271,030	212,892
Rest of the world (1)	101,544	112,911	178,317	203,288
Total revenue	$1,599,693	$1,528,943	$3,226,550	$2,964,531

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 3% of total revenue for the three and six months ended June 30, 2026 and 2025.

NOTE 20: SHARE REPURCHASE PROGRAM

On December 9, 2025, the Board of Directors of the Company approved a stock repurchase program, effective immediately. The stock repurchase program authorizes the Company to repurchase up to $450.0 million of the Company’s Common Stock, subject to market conditions, contractual restrictions and other factors.

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

On January 29, 2026, the Company completed the repurchase of 1,637,465 shares of Common Stock from the GIC Stockholder in a private transaction at a price of $30.54 per share. See Note 1, “Nature of Operations and Basis of Presentation” to the Company’s condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of the Share Repurchase.

During the three and six months ended June 30, 2026, the Company repurchased $40.0 million and $100.0 million, respectively, of Common Stock under the program. As of June 30, 2026, $350.0 million remained available for repurchase under the stock repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our 2025 Form 10-K. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties you should review about our business. Our future results and financial condition may differ materially from those we currently anticipate. You should review the “Forward-Looking Statements” section of this Quarterly Report and the “Risk Factors” section of our 2025 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The number of aircraft in operation and the utilization of those aircraft are generally tied to global air travel over the long-term, which has historically grown in excess of gross domestic product driven by secular tailwinds such as globalization, rising middle class population and wealth, increasing demand for leisure travel, growth in corporate earnings and e-commerce and technological advancements in aviation. The age and utilization of the existing installed base have increased as supply chain issues and regulatory constraints delay the delivery of new aircraft. Engine aftermarket services demand is also expected to further increase through the remainder of the decade due to upcoming shop visits resulting from a large number of engines delivered in the 2010s continuing to age and entering prime maintenance periods. In the military and helicopter end market, ongoing geopolitical tensions continue to drive significant defense investment. In the business aviation end market, continued fleet growth is expected to drive an increase in demand for business jet engine maintenance services.

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

In addition, the Company continues to closely monitor the implementation of tariffs, which have the potential to disrupt global trade and existing supply chains and impose additional costs on our business. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products or services, this could lead to decreased demand for our products and services, which would negatively impact our results of operations, cash flows, and financial condition. While tariff levels and related trade actions remain fluid, we expect to pass associated cost increases through to customers where possible, though timing delays may impact margins. Factors such as our operations and supply chains, which are primarily located in regions where our products are sold, along with the applicability of the United States-Mexico-Canada Agreement, help reduce our exposure to trade disruptions, but there can be no assurance that these factors, or our pricing actions, will be effective mitigants given the uncertain environment. Most recently, in February 2026, the U.S. Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities, and the Trump administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. In July 2026, the Trump administration imposed tariffs on goods from more than 80 countries under Section 301 of the Trade Act of 1974, which enables the government to impose tariffs in response to unfair trade practices. These tariffs are the subject of pending litigation, the outcome of which remains uncertain. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Industry—United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” in our 2025 Form 10-K.

Key Factors Affecting the Comparability of Our Results of Operations

Our results have been affected by, and may in the future be affected by, the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Recent Developments

March 2025 Secondary Offering

In March 2025, two of our stockholders (the “Selling Stockholders”), affiliates of The Carlyle Group Inc. (“Carlyle”) and GIC Private Limited (“GIC”), completed a public offering of an aggregate of 36,000,000 shares of Common Stock at a price to the public of $28.00 per share. The Selling Stockholders received all of the net proceeds from this offering. No shares were sold by the Company.

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

On January 29, 2026, we completed the repurchase of 1,637,465 shares of Common Stock from a selling stockholder affiliated with GIC (the “GIC Stockholder”) in a private transaction at a price of $30.54 per share (the “Share Repurchase”). The Share Repurchase was made pursuant to our existing stock repurchase program approved by our board of directors in December 2025 and pursuant to a stock purchase agreement, dated January 20, 2026, with the GIC Stockholder. The Share Repurchase was conditioned upon the completion of the January 2026 Offering and closed concurrently with such offering. The repurchased shares of Common Stock are no longer outstanding.

As of June 30, 2026, Carlyle and GIC own approximately 25.5% and 5.8% of the Company’s outstanding Common Stock, respectively.

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

The non-GAAP financial measures presented in this Quarterly Report are supplemental measures of our performance that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that these non-GAAP financial measures, in addition to the corresponding GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency into the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for financial, operational and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business. See below for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization, further adjusted for certain non-cash items that we may record each period, as well as items not recurring in the ordinary course of business such as acquisition costs, integration and severance costs, refinancing fees, business transformation costs and other discrete expenses, when applicable. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important metrics for management and investors, as they remove the impact of items that we do not believe are indicative of our core operating results or the overall health of our company and allows for consistent comparison of our operating results over time and relative to our peers.

The following table presents a reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA Margin, respectively:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Net income	$97,278	$67,713	$177,208	$130,656
Income tax expense	29,926	24,022	54,943	46,211
Depreciation and amortization	47,043	48,547	93,504	97,223
Interest expense	41,279	43,835	79,430	87,626
Business transformation costs (LEAP and CFM) (1)	3,698	5,264	10,320	18,181
Non-cash stock compensation expense	6,267	3,830	9,725	5,875
Integration costs and severance (2)	346	1,360	687	2,740
Secondary offering costs	—	3,860	1,350	3,860
Other (3)	4,040	6,206	5,866	10,492
Adjusted EBITDA	$229,877	$204,637	$433,033	$402,864
Revenue	$1,599,693	$1,528,943	$3,226,550	$2,964,531
Net income margin	6.1%	4.4%	5.5%	4.4%
Adjusted EBITDA Margin	14.4%	13.4%	13.4%	13.6%

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
(3)
Represents other costs not recurring in the ordinary course of business including professional fees related to business transformation and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions and other non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, “Related Party Transactions” to the Company’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

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

Interest expense

Interest expense primarily consists of interest on our debt obligations, including the amortization of debt discount and deferred finance charges. Interest expense also includes the portion of the gain or loss on our interest rate swap and interest rate cap agreements that is reclassified into earnings.

Income tax expense

Our provision for income tax expense is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our consolidated statements of operations data for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$1,599,693	$1,528,943	$70,750	4.6%
Cost of revenue	1,330,915	1,292,768	38,147	3.0%
Selling, general and administrative expense	75,597	76,002	(405)	(0.5)%
Amortization of intangible assets	24,698	24,603	95	0.4%
Operating income	168,483	135,570	32,913	24.3%
Interest expense	41,279	43,835	(2,556)	(5.8)%
Income before income taxes	127,204	91,735	35,469	38.7%
Income tax expense	29,926	24,022	5,904	24.6%
Net income	$97,278	$67,713	$29,565	43.7%

Revenue. Revenue increased $70.8 million, or 4.6%, to $1,599.7 million for the three months ended June 30, 2026 from $1,528.9 million for the three months ended June 30, 2025. The increase was driven by continued strong demand in our commercial aerospace and business aviation businesses, partially offset by the previously announced elimination of low-to-no margin material pass-through revenue on restructured contracts and lower military sales at our Component Repairs Services segment. The Commercial Aerospace end market grew 5.7% compared to the prior year period, the Business Aviation end market grew 5.6% compared to the prior year period, and the Military and Helicopter end market decreased 2.6%, compared to the prior year period.

Cost of revenue. Cost of revenue increased $38.1 million, or 3.0%, to $1,330.9 million for the three months ended June 30, 2026 from $1,292.8 million for the three months ended June 30, 2025. This increase was primarily driven by higher sales volume, as revenue increased 4.6% compared to the prior year period. The lower year-over-year growth rate in cost of revenue compared to revenue reflects in part lower material costs as a percentage of revenue from the elimination of low-to-no margin material pass-through revenue on restructured contracts.

The following table sets forth our total cost of revenue for the three months ended June 30, 2026 and 2025:

	2026	2025
	(in thousands)
Material	$898,001	$918,799
Labor	337,914	286,807
Other	95,000	87,162
Total cost of revenue	$1,330,915	$1,292,768

Selling, general and administrative expense. SG&A expense was $75.6 million and $76.0 million for the three months ended June 30, 2026 and 2025, respectively, and was 4.7% and 5.0% of revenue for the three months ended June 30, 2026 and 2025, respectively. The $0.4 million or 0.5% decrease in SG&A expense for the three months ended June 30, 2026 was primarily due to a $3.5 million loss on disposal and professional services fees related to the May secondary offering incurred in the prior year period, partially offset by increased personnel expenses related to bonuses and increased headcount.

Amortization of intangible assets. Amortization of intangible assets was $24.7 million and $24.6 million for the three months ended June 30, 2026 and 2025, respectively.

Interest expense. Interest expense decreased $2.5 million, or 5.8%, from $43.8 million for the three months ended June 30, 2025 to $41.3 million for the three months ended June 30, 2026. This decrease in interest expense was largely driven by a weighted average interest rate of borrowings for the three months ended June 30, 2026 of 6.1% compared to 6.8% for the three months ended June 30, 2025. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Income tax expense. Income tax expense was $29.9 million for the three months ended June 30, 2026, as compared to $24.0 million for the three months ended June 30, 2025, an increase of $5.9 million, or 24.6%. This increase in income tax expense is primarily due to an increase in pre-tax income which, for the three months ended June 30, 2026, increased to $127.2 million as compared to $91.7 million for the three months ended June 30, 2025. The income tax expense and corresponding estimated effective tax rate for the three months ended June 30, 2026 and 2025 were higher than the statutory rate of 21% primarily due to non-deductible expenses and state taxes. Additionally, for the three months ended June 30, 2025, the effective rate was higher than the statutory rate due to the Global Intangible Low-tax Income (“GILTI”) provision. Effective January 1, 2026, the One Big Beautiful Bill Act (the “OBBBA”) eliminates the requirements to allocate interest expense against Net CFC tested income (“NCTI”, formerly GILTI). As a result, we are utilizing foreign tax credits to offset NCTI.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our consolidated statements of operations data for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$3,226,550	$2,964,531	$262,019	8.8%
Cost of revenue	2,718,400	2,510,626	207,774	8.3%
Selling, general and administrative expense	147,539	140,477	7,062	5.0%
Amortization of intangible assets	49,030	48,935	95	0.2%
Operating income	311,581	264,493	47,088	17.8%
Interest expense	79,430	87,626	(8,196)	(9.4)%
Income before income taxes	232,151	176,867	55,284	31.3%
Income tax expense	54,943	46,211	8,732	18.9%
Net income	$177,208	$130,656	$46,552	35.6%

Revenue. Revenue increased $262.0 million, or 8.8%, to $3,226.6 million for the six months ended June 30, 2026 from $2,964.5 million for the six months ended June 30, 2025. The increase was driven by continued demand for our services and products across all three major end markets. The business aviation end market grew 12.4% compared to the prior year period, the commercial aerospace end market grew 8.5% compared to the prior year period, and the military and helicopter end market grew 3.5%, compared to the prior year period.

Cost of revenue. Cost of revenue increased $207.8 million, or 8.3%, to $2,718.4 million for the six months ended June 30, 2026 from $2,510.6 million for the six months ended June 30, 2025. This increase was primarily driven by higher sales volume, as revenue increased 8.8% compared to the prior year period. The lower year-over-year growth rate in cost of revenue compared to revenue reflects in part lower material costs as a percentage of revenue from the elimination of low-to-no margin material pass-through revenue on restructured contracts.

The following table sets forth our total cost of revenue for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
	(in thousands)
Material	$1,927,606	$1,784,029
Labor	601,753	550,850
Other	189,041	175,747
Total cost of revenue	$2,718,400	$2,510,626

Selling, general and administrative expense. SG&A expense was $147.5 million and $140.5 million for the six months ended June 30, 2026 and 2025, respectively, and was 4.6% and 4.7% of revenue for the six months ended June 30, 2026 and 2025, respectively. The $7.0 million or 5.0% increase in SG&A expense for the six months ended June 30, 2026 was primarily due to increased personnel expenses and headcount.

Amortization of intangible assets. Amortization of intangible assets was $49.0 million and $48.9 million for the six months ended June 30, 2026 and 2025, respectively.

Interest expense. Interest expense decreased $8.2 million, or 9.4%, from $87.6 million for the six months ended June 30, 2025 to $79.4 million for the six months ended June 30, 2026. This decrease in interest expense was largely driven by a weighted average interest rate of borrowings for the six months ended June 30, 2026 of 6.1% compared to 6.9% for the six months ended June 30, 2025. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Income tax expense. Income tax expense was $54.9 million for the six months ended June 30, 2026, as compared to $46.2 million for the six months ended June 30, 2025, an increase of $8.7 million, or 18.9%. This increase in income tax expense is primarily due to an increase in year-to-date pre-tax income. Year-to-date income before taxes for the six months ended June 30, 2026 increased to $232.2 million as compared to $176.9 million for the six months ended June 30, 2025. The income tax expense, and corresponding estimated effective tax rate for the six months ended June 30, 2026 and 2025, of 23.6% and 26.1%, respectively, were higher than the statutory rate of 21% primarily due to non-deductible expenses and state taxes as well as GILTI impact for the six months ended June 30, 2025. Effective January 1, 2026, the OBBBA eliminates the requirements to allocate interest expense against NCTI (formerly GILTI). As a result, we are utilizing foreign tax credits to offset NCTI.

Segment Result

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Engine Services
Segment Revenue	$1,405,084	$1,350,677	$2,852,228	$2,618,990
Segment Adjusted EBITDA	$204,213	$178,509	$382,846	$352,518
Segment Adjusted EBITDA Margin	14.5%	13.2%	13.4%	13.5%
Component Repair Services
Segment Revenue	$194,609	$178,266	$374,322	$345,541
Segment Adjusted EBITDA	$51,198	$51,640	$103,599	$99,001
Segment Adjusted EBITDA Margin	26.3%	29.0%	27.7%	28.7%

For a discussion of Segment Adjusted EBITDA, see Note 19 “Segment Information” to our condensed consolidated financial statements included in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2026 and 2025

Engine Services

Engine Services segment revenue increased $54.4 million, or 4.0%, to $1,405.1 million for the three months ended June 30, 2026, compared to $1,350.7 million for the three months ended June 30, 2025. The increase was driven primarily by continued year-over-year growth across all three major end markets, offset by the elimination of low-to-no margin material pass-through revenues on restructured contracts.

Engine Services Segment Adjusted EBITDA increased $25.7 million, or 14.4%, to $204.2 million for the three months ended June 30, 2026, from $178.5 million for the three months ended June 30, 2025. The increase was driven by volume, productivity gains, and mix. Segment Adjusted EBITDA Margin of 14.5% increased compared to 13.2% in the prior year period driven by productivity gains, the elimination of material pass-through revenue, and mix, offset partially by the continued ramp in the LEAP and CFM56 DFW programs.

Component Repair Services

Component Repair Services segment revenue increased $16.3 million, or 9.2%, to $194.6 million for the three months ended June 30, 2026, compared to $178.3 million for the three months ended June 30, 2025. The increase was driven by strong demand on commercial aerospace products and aeroderivative platforms, which were partially offset by lower revenues on certain military platforms due to timing.

Component Repair Services Segment Adjusted EBITDA decreased $0.4 million, or 0.9%, to $51.2 million for the three months ended June 30, 2026, from $51.6 million for the three months ended June 30, 2025. Segment Adjusted EBITDA Margin of 26.3% decreased compared to 29.0% in the prior year period, driven primarily by negative mix.

Comparison of the Six Months Ended June 30, 2026 and 2025

Engine Services

Engine Services segment revenue increased $233.2 million, or 8.9%, to $2,852.2 million for the six months ended June 30, 2026, compared to $2,619.0 million for the six months ended June 30, 2025. The increase was driven primarily by a strong ramp in our growth platforms, including LEAP and CFM56, along with continued momentum on other key commercial, military, and business aviation platforms.

Engine Services Segment Adjusted EBITDA increased $30.3 million, or 8.6%, to $382.8 million for the six months ended June 30, 2026, from $352.5 million for the six months ended June 30, 2025. The increase was driven by volume and productivity gains, partially offset by mix headwinds from ramping LEAP and CFM56 growth programs which continue to climb the learning curve. Segment Adjusted EBITDA Margin of 13.4% decreased compared to 13.5% in the prior year period driven by mix including the ramp in LEAP and CFM56 DFW.

Component Repair Services

Component Repair Services segment revenue increased $28.8 million, or 8.3%, to $374.3 million for the six months ended June 30, 2026, compared to $345.5 million for the six months ended June 30, 2025. The increase was driven by continued robust demand on key commercial aerospace products, partially offset by softness during the three months ended March 31, 2026 in the military end market from the delayed effect of the U.S. government shutdown in the prior year and timing of delayed revenues during the three months ended June 30, 2026.

Component Repair Services Segment Adjusted EBITDA increased $4.6 million, or 4.6%, to $103.6 million for the six months ended June 30, 2026, from $99.0 million for the six months ended June 30, 2025. Segment Adjusted EBITDA Margin of 27.7% decreased compared to 28.7% in the prior year period, driven by unfavorable mix related to softness on key military programs.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of June 30, 2026 and December 31, 2025:

	As of June 30,	As of December 31,
	2026	2025
	(in thousands)
Cash	$179,063	$289,717
Net working capital (total current assets less total current liabilities)	1,610,193	1,580,122
Total debt (including current portion) (1)	2,325,170	2,214,605
Total stockholders’ equity	2,753,493	2,667,311

(1)
Includes unamortized discounts of $17.5 million and $19.2 million as of June 30, 2026 and December 31, 2025, respectively, and unamortized deferred finance charges of $12.3 million and $13.4 million as of June 30, 2026 and December 31, 2025, respectively.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of June 30, 2026, we had $792.7 million of available liquidity, consisting of $179.1 million cash on hand and, $613.6 million available under the 2024 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and availability under the 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the next twelve months and for the foreseeable future. See Note 8, “Long-Term Debt” for further discussion of the Credit Agreement and Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest on our debt, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of June 30, 2026 and December 31, 2025, our debt outstanding consisted of the following:

	As of June 30,	As of December 31,
	2026	2025
	(in thousands)
2024 Term Loan Facilities	$2,216,250	$2,227,500
2024 Revolving Credit Facility	120,000	—
Finance leases	17,751	18,525
Other	967	1,172
	2,354,968	2,247,197
Less: Current portion	(23,322)	(23,444)
Unamortized discounts	(17,527)	(19,170)
Unamortized deferred finance charges	(12,271)	(13,422)
Long-term debt	$2,301,848	$2,191,161

As of June 30, 2026, we had the following debt outstanding:

•
The 2024 Term Loan Facilities under the Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,216.3 million, maturing on October 31, 2031; and
•
The $750.0 million 2024 Revolving Credit Facility under the Credit Agreement, under which we had outstanding indebtedness of $120.0 million; and
•
$18.7 million in finance leases and other debt.

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

The Credit Agreement contains certain financial reporting covenants that require us to present periodic financial metrics to our lenders. One such financial reporting metric is Consolidated EBITDA as defined in the Credit Agreement. The definition of Consolidated EBITDA utilized for these debt reporting covenants differs from the definition of Adjusted EBITDA presented in this Quarterly Report in that it represents Adjusted EBITDA as further adjusted for certain additional items, as set forth in the Credit Agreement. The table below highlights the differences between Adjusted EBITDA presented in this Quarterly Report and Consolidated EBITDA as defined in the Credit Agreement and presented to our creditors:

Increases from Adjusted EBITDA to Consolidated EBITDA (as defined in the Credit Agreement)	Amount
(in thousands)
Six months ended June 30, 2026	$2,329
Six months ended June 30, 2025	$1,979

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

As of June 30, 2026, we were in compliance with the covenants in the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Consolidated statements of cash flows data:	(in thousands)
Net cash used in operating activities	$(47,227)	$(21,103)
Net cash used in investing activities	(69,552)	(72,371)
Net cash provided by financing activities	7,230	81,714
Effect of exchange rate changes on cash	(1,105)	692
Net decrease in cash	(110,654)	(11,068)
Cash at beginning of period	289,717	102,581
Cash at end of period	$179,063	$91,513

Six Months Ended June 30, 2026

Net cash used in operating activities for the six months ended June 30, 2026 was $47.2 million. The factors affecting our operating cash flows during the period included net income of $177.2 million and non-cash charges of $102.6 million, partially offset by a $327.0 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $93.5 million in depreciation and amortization and $9.7 million in stock compensation expense, partially offset by a $4.7 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the six months ended June 30, 2026 of $69.6 million primarily consisted of $36.6 million of purchases of property, plant and equipment, and $33.3 million of acquisitions, net of cash and other, partially offset by $0.8 million of proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities for the six months ended June 30, 2026 of $7.2 million was primarily attributable to $100.1 million in repurchases of the Company’s common stock and $126.8 million in repayments of long-term debt, offset by proceeds from long-term debt of $235.0 million.

Acquisition of intangible assets, liability incurred, but not paid, for the six months ended June 30, 2026 of $180.8 million is largely attributable to a $180.0 million license fee incurred during the period with one of our OEM partners.

Six Months Ended June 30, 2025

Net cash used in operating activities for the six months ended June 30, 2025 was $21.1 million. The factors affecting our operating cash flows during the period included net income of $130.7 million and non-cash charges of $99.5 million, partially offset by a $251.3 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $97.2 million in depreciation and amortization and $5.9 million in stock compensation expense, partially offset by an $11.6 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

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

We describe our critical accounting estimates used in the preparation of our consolidated financial statements in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates," in our 2025 Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•
revenue recognition,
•
business combinations,
•
goodwill,
•
inventories, and
•
income taxes.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Credit Agreement is subject to interest rate risk. Borrowings under our Senior Secured Credit Facilities bear interest at a floating rate per annum which can be, at our option:

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

On March 15, 2023, we entered into an interest rate swap contract, effective March 31, 2023, with a notional amount of $400.0 million. The swap provides an effective fixed SOFR rate of 3.71%, maturing on December 31, 2025. Additionally, we entered into an interest rate cap contract to limit the exposure against the risk of rising interest rates. The interest rate cap contract, effective on March 31, 2023, provides a capped SOFR rate of 4.45% and matured on September 30, 2025. This interest rate cap contract began with a notional amount of $500.0 million, increased to $1,000.0 million on March 31, 2023, and further increased to $1,500.0 million on March 28, 2024. On November 14, 2023, we entered into another interest rate cap contract, effective September 30, 2025, to continue to limit the exposure of the interest rates on our variable term loans to a capped SOFR rate of 5.00% on a notional amount of $1,500.0 million, maturing on December 31, 2026. Assuming that the Senior Secured Credit Facilities were fully drawn, the effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facilities by approximately $30.0 million based on the amount of outstanding borrowings at June 30, 2026.

Inflation Risk

Inflation generally affects our costs of labor, equipment, raw materials, freight and utilities. We strive to offset these items by utilizing price increases, operating improvements and other cost-saving initiatives and through contractual provisions that allow us to pass along material and other cost increases to customers. In certain end markets, implementing price increases may be difficult and there is no assurance that we will be successful. From time to time, we may encounter difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which may also negatively impact the pricing of materials and components sourced or used in our services.

Currency Risk

Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we use foreign exchange contracts. On April 7, 2025, we entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD $136.5 million maturing on December 31, 2025. On October 21, 2025, we entered into a GBP foreign currency contract at a notional value of USD $46.8 million and a CAD foreign currency contract at a notional value of CAD $260.0 million, in each case, maturing on December 29, 2026. Approximately $49.0 million, or 3.1%, and $37.7 million, or 2.5%, of revenue for the three months ended June 30, 2026 and 2025, respectively, and $92.8 million, or 2.9%, and $72.7 million, or 2.4%, of revenue for the six months ended June 30, 2026 and 2025, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $0.3 million loss and a $0.1 million loss for the three months ended June 30, 2026 and 2025, respectively, and a $0.7 million loss and a $0.4 million loss for the six months ended June 30, 2026 and 2025, respectively. A hypothetical 10% change in the relative value of the U.S. Dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

The following material weaknesses exist as of June 30, 2026:

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

Information technology general controls

We did not design and maintain effective information technology (“IT”) general controls over (i) program change management to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.

Impact of Material Weaknesses

These material weaknesses resulted in immaterial corrections, as well as immaterial unrecorded errors to various accounts and disclosures in the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 and condensed consolidated financial statements for the quarter ended March 31, 2025. Additionally, each of the material weaknesses could result in misstatements of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

We have begun implementation of our remediation plan and are making progress on several initiatives. While the material weaknesses have not been remediated as of June 30, 2026, management is devoting substantial resources to the ongoing remediation efforts. However, the remediation of these material weaknesses is a comprehensive undertaking that will require sustained effort and sufficient time for the new controls to be implemented and tested. While we are committed to completing remediation as soon as practicable, we cannot provide assurance regarding the timing of full remediation. We will continue to provide updates on our remediation progress in future filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation activities described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are and may become involved in certain legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and worker’s compensation claims. Consistent with GAAP, we have established reserves when the liability is probable, and the loss is capable of being reasonably estimated. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. For further discussion please see Note 11, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Quarterly Report.

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

(a)
Purchases of equity securities by the issuer and affiliated purchasers

Information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Common Stock during the three months ended June 30, 2026 is provided below:

	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)
Period
April 1 – April 30, 2026	—	$—	—	$389.9
May 1 – May 31, 2026	—	$—	—	$389.9
June 1 – June 30, 2026	1,547,351	$25.85	1,547,351	$350.0
Total	1,547,351
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

(b)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(c)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(d)
Insider Trading Arrangements and Policies.

Other than as described below, during the three months ended June 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Alexander Trapp, Chief Strategy Officer	6/12/2026	6/15/2027	Covers the sale of up to 185,939 shares of Common Stock and 35,000 RSUs
Marc Drobny, President of Engine Services - Military, Helicopters & Energy	6/12/2026	12/15/2026	Covers the sale of up to 318,000 shares of Common Stock
Lewis Prebble, President of Engine Services - Commercial	6/12/2026	6/30/2027	Covers the sale of up to 245,000 shares of Common Stock
Malisa Chambliss, Chief Human Resources Officer	6/12/2026	6/30/2027	Covers the sale of up to 132,300 shares of Common Stock
Anthony Brancato III, President of Engine Services - Business Aviation	6/12/2026	6/30/2027	Covers the sale of up to 130,000 shares of Common Stock
Kimberly Ernzen, Chief Operating Officer	6/12/2026	6/30/2027	Covers the sale of up to 100,000 shares of Common Stock

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of StandardAero, Inc.	8-K	001-42298	3.1	10/3/2024
3.2	Amended and Restated Bylaws of StandardAero, Inc.	8-K	001-42298	3.2	10/3/2024
10.1*	Transition Agreement, dated June 1, 2026, by and between Russell Ford and StandardAero, Inc.
10.2*	Employment Agreement, dated June 1, 2026, by and between Paul McElhinney and StandardAero, Inc.
10.3*	Form of Global Stock Option Award Agreement under the StandardAero, Inc. 2024 Incentive Award Plan.
10.4*	Form of Global Restricted Stock Unit Award Agreement under the StandardAero, Inc. 2024 Incentive Award Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

StandardAero, Inc.

Date: August 6, 2026	By:	/s/Russell Ford
Russell Ford
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Daniel Satterfield
Daniel Satterfield
Chief Financial Officer
(Principal Financial Officer)