Form 10-Q
period 2026-09-30
StandardAero, Inc.
filed 2026-11-06
CIK 2025410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 328,231,433 shares of common stock, $0.01 par value per share, outstanding.

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
•
the term “Prior Credit Agreement” refers to that certain Credit Agreement (as amended, restated, amended and restated, modified and/or supplemented from time to time), dated as of April 4, 2019, among the U.S. Borrower, the Canadian Borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and certain other parties thereto, governing the (i) senior secured multicurrency revolving credit facility in an aggregate principal amount of up to $150.0 million, (ii) senior secured U.S. Dollar term B loan facility in an original aggregate principal amount of approximately $1,993.5 million and (iii) senior secured U.S. Dollar term B loan facility in an original aggregate principal amount of approximately $786.6 million;

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include risks related to conditions that affect the commercial and business aviation industries; decreases in budget, spending or outsourcing by our military end-users; risks from any supply chain disruptions or loss of key suppliers; increased costs of labor, equipment, raw materials, freight and utilities due to inflation; future outbreaks of infectious diseases; risks related to competition in the market in which we participate; loss of an original equipment manufacturer (“OEM”) authorization or license; risks related to a significant portion of our revenue being derived from a small number of customers; our ability to remediate effectively the material weaknesses identified in our internal control over financial reporting; our ability to respond to changes in GAAP; our or our third-party partners’ failure to protect confidential information; data security incidents or disruptions to our IT systems and capabilities; our ability to comply with laws relating to the handling of personal information; changes to, and the impact of, U.S. tariff and import/export regulations; failure to maintain our regulatory approvals; risks relating to our operations outside of North America; failure to comply with government procurement laws and regulations; any work stoppage, hiring, retention or succession issues with our senior management team and employees; any strains on our resources due to the requirements of being a public company; risks related to our substantial indebtedness; risks related to the ownership of our common stock, including the fact that Carlyle owns a significant amount of our voting power; and other factors set forth under “Risk Factors” elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STANDARDAERO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share figures)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$191,329	$289,717
Accounts receivable (less allowance for expected credit losses of $9,195 and $13,484, respectively)	912,770	654,390
Contract assets, net	1,335,587	1,071,703
Inventories	752,715	827,691
Prepaid expenses and other current assets	34,251	42,776
Income tax receivable	25,173	10,182
Total current assets	3,251,825	2,896,459
Property, plant and equipment, net	604,920	579,971
Operating lease right of use asset, net	233,558	222,151
Customer relationships, net	862,900	920,432
Other intangible assets, net	386,621	244,877
Goodwill	1,710,684	1,684,255
Other assets	7,768	6,434
Deferred income tax assets	2,832	2,832
Total assets	$7,061,108	$6,557,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802,342	$679,772
Accrued expenses and other current liabilities	97,470	91,499
Accrued employee costs	90,511	74,008
Operating lease liabilities, current	30,499	22,308
Due to related parties	—	438
Contract liabilities	375,485	411,321
Income taxes payable, current	16,419	13,547
Long-term debt, current portion	23,320	23,444
Total current liabilities	1,436,046	1,316,337
Long-term debt	2,447,513	2,191,161
Operating lease liabilities, non-current	216,600	212,365
Deferred income tax liabilities	147,020	157,206
Income taxes payable, non-current	6,915	5,770
Other non-current liabilities	5,851	7,261
Total liabilities	4,259,945	3,890,100
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock ($0.01 par value, 3,500,000,000 shares authorized; 334,662,527 issued and 328,699,971 outstanding as of September 30, 2026 and 334,461,630 issued and 334,294,245 outstanding as of December 31, 2025)	3,287	3,345
Preferred stock ($0.01 par value, 100,000,000 shares authorized; no shares were issued)	—	—
Additional paid-in capital	3,973,892	3,958,039
Accumulated deficit	(1,015,897)	(1,285,904)
Accumulated other comprehensive loss	(8,598)	(8,169)
Treasury stock (at cost, 5,962,556 and 176,019 shares as of September 30, 2026 and December 31, 2025)	(151,521)	—
Total stockholders’ equity	2,801,163	2,667,311
Total liabilities and stockholders’ equity	$7,061,108	$6,557,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,557,449	$1,497,962	$4,783,999	$4,462,493
Cost of revenue	1,295,543	1,274,803	4,013,943	3,785,429
Selling, general and administrative expense	75,874	60,944	223,413	201,421
Amortization of intangible assets	24,968	24,873	73,998	73,808
Operating income	161,064	137,342	472,645	401,835
Interest expense	40,503	44,566	119,933	132,192
Income before income taxes	120,561	92,776	352,712	269,643
Income tax expense	27,762	24,656	82,705	70,867
Net income	$92,799	$68,120	$270,007	$198,776

Earnings per share:
Basic	$0.29	$0.21	$0.83	$0.61
Diluted	$0.28	$0.20	$0.81	$0.59

Weighted-average shares of common stock outstanding
Basic	324,960	328,453	326,151	328,446
Diluted	331,051	334,407	332,274	334,287

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$92,799	$68,120	$270,007	$198,776
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge, net of income tax benefit of $787 and $557, for the three months ended September 30, 2026 and 2025, respectively and $1,609 and $192 for the nine months ended September 30, 2026 and 2025, respectively	(2,136)	(1,555)	(4,367)	(927)
Cash flow hedge loss reclassified to the statement of operations, net of income tax benefit of $445 and $259, for the three months ended September 30, 2026 and 2025, respectively and $1,229 and $1,085 for the nine months ended September 30, 2026 and 2025, respectively	1,422	958	3,938	3,678
Total other comprehensive income (loss)	(714)	(597)	(429)	2,751
Comprehensive income	$92,085	$67,523	$269,578	$201,527

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share figures)

	Common Stock					Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Cost	Total Stockholders’ Equity
Balance as of December 31, 2025	334,294,245	$3,345	$3,958,039	$(1,285,904)	$(8,169)	176,019	$—	$2,667,311
Net income	—	—	—	79,930	—	—	—	79,930
Forfeiture of restricted stock awards	(11,111)	—	—	—	—	11,111	—	—
Repurchase of common stock	(2,008,615)	(22)	—	—	—	2,008,615	(60,643)	(60,665)
Share based compensation	—	—	3,458	—	—	—	—	3,458
Other comprehensive loss, net	—	—	—	—	(310)	—	—	(310)
Balance as of March 31, 2026	332,274,519	$3,323	$3,961,497	$(1,205,974)	$(8,479)	2,195,745	$(60,643)	$2,689,724
Net income	—	—	—	97,278	—	—	—	97,278
Vesting of restricted stock	183,519	2	—	—	—	—	—	2
Repurchase of common stock	(1,547,351)	(16)	—	—	—	1,547,351	(40,357)	(40,373)
Share based compensation	—	—	6,267	—	—	—	—	6,267
Other comprehensive income, net	—	—	—	—	595	—	—	595
Balance as of June 30, 2026	330,910,687	$3,309	$3,967,764	$(1,108,696)	$(7,884)	3,743,096	$(101,000)	$2,753,493
Net income	—	—	—	92,799	—	—	—	92,799
Vesting of restricted stock	4,451	—	—	—	—	—	—	—
Repurchase of common stock	(2,219,460)	(22)	—	—	—	2,219,460	(50,521)	(50,543)
Share based compensation	—	—	6,018	—	—	—	—	6,018
Proceeds from the exercise of stock options	4,293		110					110
Other comprehensive loss, net	—	—	—	—	(714)	—	—	(714)
Balance as of September 30, 2026	328,699,971	$3,287	$3,973,892	$(1,015,897)	$(8,598)	5,962,556	$(151,521)	$2,801,163

	Common Stock					Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Cost	Total Stockholders’ Equity
Balance as of December 31, 2024	334,461,630	$3,345	$3,944,802	$(1,563,321)	$(11,422)	—	$—	$2,373,404
Net income	—	—	—	62,943	—	—	—	62,943
Share based compensation	—	—	2,045	—	—	—	—	2,045
Other comprehensive loss, net	—	—	—	—	(424)	—	—	(424)
Balance as of March 31, 2025	334,461,630	$3,345	$3,946,847	$(1,500,378)	$(11,846)	—	$—	$2,437,968
Net income	—	—	—	67,713	—	—	—	67,713
Vesting of restricted stock	8,634	—	—	—	—	—	—	—
Share based compensation	—	—	3,830	—	—	—	—	3,830
Other comprehensive income, net	—	—	—	—	3,772	—	—	3,772
Balance as of June 30, 2025	334,470,264	$3,345	$3,950,677	$(1,432,665)	$(8,074)	—	$—	$2,513,283
Net income	—	—	—	68,120	—	—	—	68,120
Share based compensation	—	—	4,142	—	—	—	—	4,142
Other comprehensive loss, net	—	—	—	—	(597)	—	—	(597)
Balance as of September 30, 2025	334,470,264	$3,345	$3,954,819	$(1,364,545)	$(8,671)	—	$—	$2,584,948

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STANDARDAERO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$270,007	$198,776
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	147,193	145,329
Amortization of deferred finance charges and discounts	4,869	4,912
Amortization of interest cap premiums	5,245	8,287
Payment of interest rate cap premiums	(5,238)	(8,332)
Stock compensation expense	15,743	10,017
(Gain) loss from disposals, net	(728)	2,766
Non-cash lease expense	1,145	1,268
Deferred income taxes	(9,806)	(767)
Foreign exchange loss (gain), net	1,328	(629)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(257,237)	(122,580)
Contract assets, net	(263,884)	(210,300)
Inventories, net	75,159	(109,713)
Prepaid expenses and other current assets	4,756	(21,150)
Accounts payable, accrued expenses and other current liabilities	140,367	92,353
Contract liabilities	(35,836)	28,633
Due to/from related parties	(438)	(475)
Income taxes payable and receivable	(10,974)	(24,699)
Net cash provided by (used in) operating activities	81,671	(6,304)
Investing activities
Acquisitions, net of cash and other	(33,142)	1,285
Purchase of property, plant and equipment	(67,343)	(66,733)
Payments for purchase of intangible assets	(180,595)	(30,000)
Proceeds from disposal of property, plant and equipment	1,799	4,341
Net cash used in investing activities	(279,281)	(91,107)
Financing activities
Proceeds from long-term debt	455,000	545,000
Repayment of long-term debt	(202,613)	(452,573)
Repurchase of common stock	(150,131)	—
Proceeds from the exercise of stock options	110	—
Repayments of long-term agreements	(1,340)	(1,503)
Net cash provided by financing activities	101,026	90,924
Effect of exchange rate changes on cash	(1,804)	1,409
Net decrease in cash	(98,388)	(5,078)
Cash at beginning of the period	289,717	102,581
Cash at end of the period	$191,329	$97,503
Supplemental cash flow information:
Supplemental disclosure of non-cash investing activities:
Acquisition of property, plant and equipment, liability incurred, but not paid	$4,093	$(1,185)
Acquisition of intangible assets, liability incurred, but not paid	777	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of StandardAero, Inc. (formerly Dynasty Parent Co., Inc.) and its subsidiaries. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026, and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

As of September 30, 2026, Carlyle and GIC own approximately 25.7% and 5.8% of the Company’s outstanding Common Stock, respectively.

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

Other new pronouncements issued but not effective until after September 30, 2026 are not expected to have a material impact on the Company’s results of operations, financial condition, or liquidity.

NOTE 3: REVENUE RECOGNITION

Disaggregated Revenue

The following table summarizes total revenue by the Company’s segments:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:	(in thousands)		(in thousands)
Engine Services	$1,368,757	$1,322,185	$4,220,985	$3,941,175
Component Repair Services	188,692	175,777	$563,014	521,318
Total revenue	$1,557,449	$1,497,962	$4,783,999	$4,462,493

The following table presents revenues from customers that contributed to more than 10% of the Company’s revenues:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer A	13.1%	14.3%	11.5%	15.3%

The following table presents revenues from external customers by end market:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Commercial Aerospace	$859,605	$848,604	$2,763,476	$2,603,552
Military & Helicopter	293,015	273,229	841,370	803,052
Business Aviation	348,454	324,357	1,003,732	907,335
Other	56,375	51,772	175,421	148,554
	$1,557,449	$1,497,962	$4,783,999	$4,462,493

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

	September 30, 2026	December 31, 2025
	(in thousands)
Contract assets	$1,336,086	$1,072,222
Less: allowance for credit loss	(499)	(519)
Contract assets, net	$1,335,587	$1,071,703
Contract liabilities	$375,485	$411,321

Changes in contract assets and contract liabilities primarily result from the timing difference between the Company’s performance of services and payments from customers. The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $312.3 million and $411.3 million for the three and nine months ended September 30, 2026, respectively, and $420.2 million and $400.0 million for the three and nine months ended September 30, 2025, respectively.

Remaining Performance Obligations

As of September 30, 2026, the Company had approximately $408.6 million of remaining performance obligations, which primarily relate to the Company’s engine utilization contracts that are satisfied over multiple years. Of this amount, the Company expects approximately 47.2% to be satisfied over the next two years and the remainder thereafter. The expected timing of the satisfaction of performance obligations is dependent on the timing of the customer’s maintenance requirements and as such, the timing of the revenue recognition is subject to estimation uncertainty. The Company excludes from its remaining performance obligation balance the value of remaining performance obligations for its fixed price and time and material contracts, as the performance obligations for these contracts generally have an original expected duration of one year or less.

Rental Engine Revenue

Revenue from rental engines was $21.7 million and $69.1 million for the three and nine months ended September 30, 2026, respectively. Revenue from rental engines was $22.0 million and $64.0 million for the three and nine months ended September 30, 2025, respectively.

NOTE 4: EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted net income per share attributable to the stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator for earnings per share:
Net income	$92,799	$68,120	$270,007	$198,776

Denominator for earnings per share:
Weighted average shares of common stock - basic	324,960	328,453	326,151	328,446
Dilutive effect of stock options and restricted stock awards	6,091	5,954	6,123	5,841
Weighted average shares - diluted	331,051	334,407	332,274	334,287

Earnings per share:
Basic earnings per share	$0.29	$0.21	$0.83	$0.61
Diluted earnings per share	$0.28	$0.20	$0.81	$0.59

The Company has 5,823,554 contingently issuable shares of Common Stock that are issuable upon the Company’s completion of a liquidity event, which has not occurred as of September 30, 2026. These shares are excluded from weighted average shares of Common Stock - basic, but included in the calculation of the dilutive effect of stock options and restricted stock awards. Anti-dilutive shares of 2.2 million and 1.2 million were excluded from the calculation of the dilutive effect of stock options and restricted stock awards for the three and nine months ended September 30, 2026, respectively. Anti-dilutive shares of 0.7 million and 0.6 million were excluded from the calculation of the dilutive effect of stock options and restricted stock awards for the three and nine months ended September 30, 2025, respectively. See the 2025 Form 10-K, Part II, Item 8, Financial Statements and Supplementary Data, Note 19, Stock-Based Compensation, for further information.

NOTE 5: INVENTORIES

Inventories consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$639,227	$701,091
Finished goods	2,720	2,895
Work in process	110,768	123,705
Total inventory	$752,715	$827,691

Inventory balances were net of reserves for slow moving, excess or obsolete engine and aircraft parts inventory of $100.0 million and $127.6 million as of September 30, 2026 and December 31, 2025, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted-Average Amortization Period Remaining
	(in thousands)			(in years)
Customer relationships	$1,466,963	$604,063	$862,900	11.3
OEM authorizations and licenses	378,546	96,548	281,998	7.9
Trademarks	204,000	102,019	101,981	7.8
Technology and other	8,680	6,038	2,642	4.9
Total intangible assets	$2,058,189	$808,668	$1,249,521	10.2

The additions to OEM authorizations and licenses for the period ended September 30, 2026, are largely attributable to a $180.0 million license fee with one of our OEM partners.

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

The Company’s amortization expense was $38.0 million and $102.8 million for the three and nine months ended September 30, 2026, respectively. The Company’s amortization expense was $33.0 million and $98.0 million for the three and nine months ended September 30, 2025, respectively. Amortization of OEM authorizations and licenses is included within cost of revenue and the remainder is presented separately in the consolidated statement of operations.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Amortization Expense
(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$37,183
2027	148,092
2028	146,870
2029	143,295
2030	142,228
2031 and Thereafter	631,853

There were no impairment charges recorded for intangible assets for the three and nine months ended September 30, 2026, or 2025.

NOTE 7: GOODWILL

The changes in the carrying amount of goodwill for the periods ended September 30, 2026 and 2025 are as follows:

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2025	$1,224,707	$459,548	$1,684,255
Goodwill acquired	—	26,429	26,429
Balance, September 30, 2026	$1,224,707	$485,977	$1,710,684

The $26.4 million increase in goodwill acquired is the result of an acquisition by the Company during the nine months ended September 30, 2026. The acquisition was not considered material to the Company’s condensed consolidated financial statements.

	Segment
	Engine Services	Component Repair Services	Total
	(in thousands)
Balance, December 31, 2024	$1,224,707	$461,263	$1,685,970
Post-closing adjustment	—	(1,715)	(1,715)
Goodwill, September 30, 2025	$1,224,707	$459,548	$1,684,255

Goodwill Impairment Testing

The Company reviews goodwill at least annually for potential impairment, as of October 1, and more frequently, if events or changes in circumstances suggest that an impairment may exist. The Company performed its annual goodwill impairment testing as of October 1, 2025, and determined that no adjustments to the carrying value of goodwill were necessary as it was more likely than not that the fair values of the Company’s reporting units are above their carrying values and that no impairment had occurred. The Company has assessed the changes in events and circumstances through the quarter ended September 30, 2026, and has concluded that no triggering events have occurred that would require interim testing.

NOTE 8: LONG-TERM DEBT

Long-term debt consists of the following:

	As of September 30,	As of December 31,
	2026	2025
	(in thousands)
2024 Term Loan Facilities	$2,210,625	$2,227,500
2024 Revolving Credit Facility	270,000	—
Finance leases	17,640	18,525
Other	968	1,172
	2,499,233	2,247,197
Less: Current portion	(23,320)	(23,444)
Unamortized discounts	(16,704)	(19,170)
Unamortized deferred finance charges	(11,696)	(13,422)
Long-term debt	$2,447,513	$2,191,161

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

2024 Term Loan Facilities

The Credit Agreement provides for (i) a senior secured U.S. Dollar term loan B facility, incurred by the U.S. Borrower in an aggregate principal amount of $1,630.0 million (the “2024 Term B-1 Loan Facility”), and (ii) a senior secured U.S. Dollar term loan B facility incurred by the Canadian Borrower in an aggregate principal amount of $620.0 million (the “2024 Term B-2 Loan Facility” and, together with the 2024 Term B-1 Loan Facility, the “2024 Term Loan Facilities”). The 2024 Term Loan Facilities were fully drawn on upon the closing of the Credit Agreement, in an aggregate principal amount of $2,250.0 million, bearing interest at a Term Secured Overnight Financing Rate (“SOFR”) + 2.25% with provision for a rate step-down to 2.00% based on achieving a consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) of 3.00x or less, and will mature on October 31, 2031. The Company incurred new third-party fees of $13.2 million related to the 2024 Term Loan Facilities of which $11.6 million were expensed as refinancing costs on the Consolidated Statement of Operations during the year ended December 31, 2024, and $1.6 million of deferred finance charges were recorded as a reduction of long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and will be amortized on a straight-line basis over the term of the credit facility. As of September 30, 2026, the effective interest rate on the 2024 Term Loan Facilities was SOFR + 2.00%.

2024 Revolving Credit Facility

The Credit Agreement provides for a senior secured multicurrency revolving credit facility available to the Company in an aggregate principal amount of up to $750.0 million (of which up to $150.0 million is available for the issuance of letters of credit) (the “2024 Revolving Credit Facility” and, together with the 2024 Term Loan Facilities, the “Senior Secured Credit Facilities”). The 2024 Revolving Credit Facility will mature on October 31, 2029. As of September 30, 2026, the 2024 Revolving Credit Facility had outstanding borrowings of $270.0 million. Borrowings bear interest at SOFR + 2.00% with provision for a rate step-down to 1.75% and 1.5% based on achieving a consolidated First Lien Net Leverage Ratio of 3.25x or less and 2.75x or less, respectively. The Company incurred new lender fees of $3.8 million related to the 2024 Revolving Credit Facility, which are recorded as an other long-term asset on the Consolidated Balance Sheets as of December 31, 2024, and will be amortized on a straight-line basis over the term of the facility. As of September 30, 2026, the Company had $465.8 million of available borrowing capacity under the 2024 Revolving Credit Facility. As of September 30, 2026, the effective interest rate on the 2024 Revolving Credit Facility was SOFR + 1.5%.

The Company’s weighted average interest rate of borrowings under its Credit Agreement was 5.6% and 5.7% for the three and nine months ended September 30, 2026, respectively, and 6.3% and 6.4% for the three and nine months ended September 30, 2025.

The Credit Agreement contains non-financial covenants that limit both the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends subject to select amounts and incurrence ratios.

As of September 30, 2026, the amounts of long-term debt payable for the years ending on December 31 are as follows:

	Finance Leases	Debt	Total
	(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$410	$5,625	$6,035
2027	1,623	23,468	25,091
2028	1,613	22,500	24,113
2029	1,613	292,500	294,113
2030	1,613	22,500	24,113
Thereafter	19,733	2,115,000	2,134,733
Total	$26,605	$2,481,593	$2,508,198
Amount representing interest	(8,965)	—	(8,965)
Unamortized discounts	—	(16,704)	(16,704)
Unamortized deferred finance charges	—	(11,696)	(11,696)
Total long-term debt payable	$17,640	$2,453,193	$2,470,833

NOTE 9: LEASES

Lease costs consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Finance lease expense
Amortization	$351	$444	$1,042	$1,042
Interest expense	253	198	620	694
Operating lease expense	11,267	9,713	32,887	26,144
Short-term lease expense	632	508	1,557	1,326
	$12,503	$10,863	$36,106	$29,206

The impact of leases on the Consolidated Balance Sheets consists of the following:

	Classification on the
	Consolidated Balance Sheets	September 30, 2026	December 31, 2025
		(in thousands)
Assets
Finance lease assets	Property, plant and equipment, net	$17,827	$18,869
Operating lease assets	Operating lease right of use asset, net	233,558	222,151
Total lease assets		$251,385	$241,020
Current liabilities
Finance lease liabilities	Current portion of long-term debt	$820	$777
Operating lease liabilities	Operating lease liabilities	30,499	22,308
Non-current liabilities
Finance lease liabilities	Long-term debt	16,820	17,748
Operating lease liabilities	Long-term operating lease liabilities	216,600	212,365
Total lease liabilities		$264,739	$253,198

Supplemental cash flow information related to leases consisted of the following:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$32,283	$25,160
Operating cash flows from finance leases	620	693
Financing cash flows from finance leases	571	584
Right of use assets obtained in exchange for lease liabilities:
Operating lease right of use asset	33,529	68,154

Future minimum operating lease payments consist of the following for the twelve months ending December 31:

Operating Leases
(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$11,052
2027	42,719
2028	38,009
2029	31,564
2030	26,678
Thereafter	202,986
Total future minimum payments	353,008
Less imputed interest	105,909
Present value of minimum payments	$247,099

Weighted average remaining lease term and borrowing rate consisted of the following:

	September 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	14.3	18.4	15.6	19.2
Weighted average borrowing rate	6.2%	4.7%	6.3%	4.7%

Lessor Arrangements

The net carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of September 30, 2026 and December 31, 2025 was approximately $53.5 million and $53.3 million, respectively.

NOTE 10: INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2026 was 23.4%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, and state and foreign tax expense.

The Company’s effective tax rate for the nine months ended September 30, 2025 was 26.3%. The difference between this and the U.S. statutory rate of 21.0% is primarily due to non-deductible expenses, Global Intangible Low-Taxed Income (“GILTI”), which was enacted under the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), and state and foreign tax expense.

The Company did not record any significant changes in its unrecognized tax benefits or total interest and penalties for tax years remaining open to examination during the three and nine months ended September 30, 2026, or 2025. There are no ongoing audits or examinations with any tax jurisdictions that are expected to materially impact the financial statements.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15.0% in all countries of operation. On January 5, 2026, the OECD issued further administrative guidance outlining a framework under which U.S.-parented groups may be excluded from certain provisions of the Pillar Two Rules through a “side-by-side arrangement.” Additionally, if enacted, it would also extend certain safe harbor rules. The Company has performed a quantitative and qualitative assessment and determined the effects are not materially significant to the Company’s financial statements for the three and nine months ended September 30, 2026 and September 30, 2025, respectively. The Company will continue to evaluate the Pillar Two Rules for their potential impact on future periods as further specific country legislation becomes proposed or enacted.

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

The Company has future contractual commitments of $21.4 million as of September 30, 2026, and had $30.9 million as of December 31, 2025.

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

From time to time, the Company enters into contracts that contain liquidated damage provisions, which provide for the payment of damages to the Company’s customers in the event of non-compliance with certain contractually-specified terms and conditions. The Company evaluates its exposure to these provisions on a contract-by-contract basis, and records provisions for such contractual provisions when it has been determined that a loss is probable and estimable. As of September 30, 2026 and December 31, 2025, the provision is nominal.

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

NOTE 12: GUARANTEES

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding was approximately $26.2 million and $27.2 million as of September 30, 2026 and December 31, 2025, respectively.

NOTE 13: RELATED PARTY TRANSACTIONS

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement (the “Carlyle Services Agreement”) with Carlyle Investment Management L.L.C. (“CIM”), pursuant to which Dynasty Acquisition paid CIM a one-time fee of approximately $24.5 million for strategic advisory and consulting services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Carlyle Services Agreement, and subject to certain conditions, Dynasty Acquisition also paid to CIM an annual fee of approximately $2.4 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by CIM pursuant to the Carlyle Services Agreement. Dynasty Acquisition also reimbursed CIM’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Carlyle Services Agreement. In connection with the initial public offering (“IPO”), the Carlyle Services Agreement was amended and restated. The Carlyle Services Agreement terminated in accordance with its terms on October 2, 2026, the second anniversary of the consummation of the IPO. For the three and nine months ended September 30, 2026, the Company paid CIM approximately $0.6 million and $1.8 million, respectively, pursuant to the Carlyle Services Agreement. For the three and nine months ended September 30, 2025, the Company paid CIM approximately $0.6 million and $1.8 million, respectively, pursuant to the Carlyle Services Agreement.

In connection with the Acquisition, on April 4, 2019, Dynasty Acquisition entered into a consulting services agreement, which was amended and restated in connection with the IPO on October 2, 2024 (the “Amended and Restated Beamer Services Agreement”) with Beamer Investment Inc., an affiliate of GIC, pursuant to which Dynasty Acquisition paid Beamer Investment Inc. a one-time fee of approximately $5.5 million for strategic advisory and consulting, services provided to Dynasty Acquisition in connection with the Acquisition. Pursuant to the Amended and Restated Beamer Services Agreement, and subject to certain conditions, Dynasty Acquisition also paid to Beamer Investment Inc. an annual fee of approximately $0.6 million, payable in quarterly installments in advance, for the advisory, consulting and other services provided by Beamer Investment Inc. pursuant to the Amended and Restated Beamer Services Agreement. Dynasty Acquisition also reimbursed Beamer Investment Inc.’s reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Amended and Restated Beamer Services Agreement. As of January 29, 2026, following the consummation of the January 2026 Secondary Offering and the Share Repurchase, Beamer Investment Inc. and its affiliates collectively and beneficially owned, directly or indirectly, less than 50% of the Company’s outstanding Common Stock that they owned on the date of the closing of the IPO, prior to giving effect to the sale of shares by Beamer Investment Inc. or an affiliate of Beamer Investment Inc. in the IPO. As a result, the Amended and Restated Beamer Services Agreement terminated on such date pursuant to its terms. For the nine months ended September 30, 2026, the Company paid Beamer Investment Inc. approximately $0.1 million. For the three and nine months ended September 30, 2025, the Company paid Beamer Investment Inc. $0.1 million and $0.4 million, respectively, pursuant to the Amended and Restated Beamer Services Agreement.

CFGI, a portfolio company of a fund affiliated with Carlyle, provided the Company with accounting advisory and consulting services. For the three months ended September 30, 2026, no expenses were incurred nor payments made to CFGI for such services. For the nine months ended September 30, 2026, the Company paid $0.6 million to CFGI, and for the three and nine months ended September 30, 2025, the Company paid $0.9 million and $1.7 million, respectively, to CFGI, in each case, for accounting advisory and consulting services.

NOTE 14: EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plans

The Company has several defined contribution plans covering substantially all of its employees. Costs for the defined contribution plans were $6.9 million and $6.5 million for the three months ended September 30, 2026 and 2025, respectively. Costs for the defined contribution plans were $21.9 million and $19.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Costs for the defined benefit plans were $0.1 million for the nine months ended September 30, 2026. Costs for the defined benefit plans were $0.1 million for both the three and nine months ended September 30, 2025.

NOTE 15: STOCK-BASED COMPENSATION

Following the IPO, the Company has made awards under its 2024 Incentive Award Plan (the “2024 Incentive Plan”), which generally consisted of nonqualified stock options (“stock options”) and restricted stock units (“RSUs”). Additionally, certain employees and directors have received restricted stock awards (“RSAs”), which were made in respect of pre-IPO equity awards originally granted to them under the Dynasty Parent Holdings, L.P. and Dynasty Parent Co., Inc. 2019 Long-Term Incentive Plan.

Stock Options

Stock options granted under the 2024 Incentive Plan generally vest in three equal annual installments, are generally subject to the participant’s continued employment with the Company and expire ten years from the date of grant. The Company uses a Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded. The Black-Scholes pricing model requires assumptions regarding the expected volatility of shares of the Company’s Common Stock, the risk-free interest rate, the expected term of the stock option award, and the Company’s dividend yield.

The following table indicates the assumptions used in the Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded during the nine months ended September 30, 2026 and during the year ended December 31, 2025:

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

The following is a summary of the activity for stock option awards:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Outstanding at December 31, 2025	1,143,122	$19.50	7.39	$10,497
Granted	1,334,257	$27.29
Exercised	(4,293)	$25.62
Forfeited	(24,216)	$26.57
Outstanding at September 30, 2026	2,448,870	$23.66	8.09	$5,021

Stock Options Exercisable at September 30, 2026	270,977	$22.70	7.32	$575

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Outstanding at December 31, 2024	463,194	$10.51	5.75	$6,600
Granted	737,354	$25.62
Exercised	—	—
Forfeited	(26,034)	$25.62
Outstanding at September 30, 2025	1,174,514	$19.66	7.75	$8,960

Stock Options Exercisable at September 30, 2025	50,347	$9.93	3.98	$874

Restricted Stock Units (“RSUs”)

The RSUs granted in 2025 and 2026 under the 2024 Incentive Plan generally vest in three equal annual installments, generally subject to the participant’s continued employment with the Company. The fair value of RSUs granted is estimated using the closing price of the Company’s Common Stock on the grant date.

The following is a summary of the activity for RSUs:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2025	670,143	$27.10
Granted	813,691	$27.33
Vested	(187,970)	$26.70
Forfeited	(39,940)	$26.39
Nonvested at September 30, 2026	1,255,924	$27.33

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2024	238,540	$29.81
Granted	545,520	$26.06
Vested	(8,634)	$32.02
Forfeited	(22,129)	$25.62
Nonvested at September 30, 2025	753,297	$27.19

Restricted Stock Awards (“RSAs”)

The following is a summary of the activity for RSAs:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2025	5,840,568	$4.96
Granted	—	—
Vested	(5,903)	$3.98
Forfeited	(11,111)	$5.72
Nonvested at September 30, 2026	5,823,554	$4.96

As of September 30, 2026, 5,823,554 RSAs were outstanding and included in the Company’s 328,699,971 shares of Common Stock outstanding.

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2024	6,036,550	$5.02
Granted	—	—
Vested	(19,963)	$7.44
Forfeited	(112,809)	$8.23
Nonvested at September 30, 2025	5,903,778	$4.95

As of September 30, 2025, 5,903,778 RSAs were outstanding and included in the Company’s 334,470,264 shares of Common Stock outstanding.

Stock-Based Compensation Expense:

The Company recorded $6.0 million and $15.7 million in stock-based compensation expense during the three and nine months ended September 30, 2026, respectively, and $4.1 million and $10.0 million in stock-based compensation during the three and nine months ended September 30, 2025, respectively. The Company will continue to recognize stock-based compensation expense ratably over the requisite remaining service period for the awards. As of September 30, 2026, there was $42.7 million of unrecognized stock-based compensation costs.

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

Borrowings under the Company’s 2024 Term Loan Facilities, which are SOFR-based, approximate fair value at September 30, 2026. The inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy.

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

The Company determined the initial value for the contingent consideration liability of $15.2 million at December 31, 2024, using the Level 3 inputs below as of the issuance date on August 23, 2024. As of September 30, 2026, the estimated fair value of the remaining contingent consideration is $5.3 million.

The following table represents the significant inputs used in calculating the fair value of the contingent consideration liability on the issuance date, as of September 30, 2026, and December 31, 2025:

Longest midpoint term	1.86
Gross profit discount rate	10.7%
Risk-free rate	3.9%
Gross profit volatility	23.3%
Payment discount rate	13.2%

The contingent consideration measured at fair value using unobservable inputs decreased from the initial measurement of $15.2 million as of December 31, 2024 to $8.2 million as of December 31, 2025. Management estimates the contingent consideration based on the Level 3 inputs, including the most up to date forecast regarding performance targets to determine the estimated payout, which resulted in a fair value change. As of September 30, 2026, the remaining $5.3 million contingent consideration liability is recorded in Accrued and other current liabilities.

The following table summarizes the carrying amounts and fair values of financial instruments:

			As of September 30, 2026		As of December 31, 2025
		Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(in thousands)
Assets:
Foreign exchange contracts	Prepaid expenses and other current assets	2	$—	$—	$1,757	$1,757
Total assets			$—	$—	$1,757	$1,757
Liabilities:
Interest rate caps	Accrued expenses and other current liabilities	2	$1,727	$1,727	$6,808	$6,808
Foreign exchange contracts	Accrued expenses and other current liabilities	2	4,140	4,140	—	—
Contingent consideration - current	Accrued expenses and other current liabilities	3	5,250	5,250	7,000	7,000
Contingent consideration - non-current	Other non-current liabilities	3	—	—	1,150	1,150
Total liabilities			$11,117	$11,117	$14,958	$14,958

The gains (losses) on the Company’s derivative instruments were as follows:

		Three months ended September 30,		Nine months ended September 30,
	Statement of Operations Classification	2026	2025	2026	2025
		(in thousands)		(in thousands)
Amount of (loss) gain recognized in net income:
Interest rate swaps	Interest expense	$—	$635	$—	$1,877
Interest rate caps	Interest expense	(1,867)	(2,819)	(5,246)	(8,287)
Foreign exchange contracts	Selling, general and administrative expense	—	967	79	1,647
Total loss recognized in net income		$(1,867)	$(1,217)	$(5,167)	$(4,763)

	Statement of Comprehensive Income Classification
Amount of (loss) gain recognized in other comprehensive income (loss):
Interest rate swaps	Cash flow hedge gain	$—	$102	$—	$597
Interest rate caps	Cash flow hedge loss	(82)	(518)	(158)	(4,078)
Foreign exchange contracts	Cash flow hedge (loss) gain	(2,841)	(1,696)	(5,818)	2,362
Total loss recognized in other comprehensive income		$(2,923)	$(2,112)	$(5,976)	$(1,119)

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

During the three and nine months ended September 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with the Company’s long-term debt agreements.

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

On September 22, 2026, the Company entered into a GBP foreign currency contract at a notional value of USD $46.8 million and a CAD foreign currency contract at a notional value of CAD $260.0 million, in each case, maturing on December 29, 2027.

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

The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the Consolidated Balance Sheets and the net amounts of assets and liabilities presented therein:

	As of September 30, 2026		As of December 31, 2025
	Asset	Liability	Asset	Liability
	(in thousands)
Foreign exchange contracts	$—	$4,140	$1,757	$—
Interest rate cap agreements	—	1,727	—	6,808
Net derivatives as classified in the consolidated balance sheets	$—	$5,867	$1,757	$6,808

NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-stockholder changes in equity. The changes in accumulated other comprehensive income (loss) by component is as follows:

	Interest-Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2025	$(5,298)	$1,283	$—	$(4,154)	$(8,169)
Other comprehensive gain (loss) before Reclassifications, net of income tax	23	(1,526)	—	—	(1,503)
Amounts reclassified from accumulated other comprehensive income (loss)	1,243	(50)	—	—	1,193
Net other comprehensive income (loss)	1,266	(1,576)	—	—	(310)
Balance, March 31, 2026	$(4,032)	$(293)	$—	$(4,154)	$(8,479)
Other comprehensive loss before Reclassifications, net of income tax	(82)	(646)	—	—	(728)
Amounts reclassified from accumulated other comprehensive income (loss)	1,331	(8)	—	—	1,323
Net other comprehensive income (loss)	1,249	(654)	—	—	595
Balance, June 30, 2026	$(2,783)	$(947)	$—	$(4,154)	$(7,884)
Other comprehensive loss before reclassifications, net of income tax	(62)	(2,074)	—	—	(2,136)
Amounts reclassified from accumulated other comprehensive income	1,422	—	—	—	1,422
Net other comprehensive income (loss)	1,360	(2,074)	—	—	(714)
Balance, September 30, 2026	$(1,423)	$(3,021)	$—	$(4,154)	$(8,598)

	Interest-Rate Hedges	Foreign Exchange Hedge	Foreign Currency Translation	Employee Benefit Plan	Total
	(in thousands)
Balance, December 31, 2024	$(8,410)	$—	$—	$(3,012)	$(11,422)
Other comprehensive loss before Reclassifications, net of income tax	(2,006)	—	—	—	(2,006)
Amounts reclassified from accumulated other comprehensive income	1,582	—	—	—	1,582
Net other comprehensive loss	(424)	—	—	—	(424)
Balance, March 31, 2025	$(8,834)	$—	$—	$(3,012)	$(11,846)
Other comprehensive (loss) gain before Reclassifications, net of income tax	(329)	2,963	—	—	2,634
Amounts reclassified from accumulated other comprehensive income (loss)	1,635	(497)	—	—	1,138
Net other comprehensive income	1,306	2,466	—	—	3,772
Balance, June 30, 2025	$(7,528)	$2,466	$—	$(3,012)	$(8,074)
Other comprehensive loss before reclassifications, net of income tax	(317)	(1,238)		—	(1,555)
Amounts reclassified from accumulated other comprehensive income (loss)	1,664	(706)	—	—	958
Net other comprehensive income (loss)	1,347	(1,944)	—	—	(597)
Balance, September 30, 2025	$(6,181)	$522	$—	$(3,012)	$(8,671)

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

Selected financial information for each segment is as follows:

	Three months ended September 30, 2026
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$1,389,482	$167,967	$1,557,449
Intersegment revenue	(20,725)	20,725	—
Total segment revenue	1,368,757	188,692	1,557,449
Other segment items (1)	1,163,694	140,053	1,303,747
Segment Adjusted EBITDA	$205,063	$48,639	$253,702
Corporate (2)			28,758
Depreciation and amortization			53,689
Interest expense			40,503
Business transformation costs (LEAP and CFM) (3)			—
Non-cash stock compensation expense			6,018
Integration costs and severance (4)			114
Other (5)			4,059
Income before income taxes			$120,561

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
(5)
Represents professional fees related to business transformation, secondary offering costs and quarterly management fees payable to Carlyle Investment Management L.L.C. under consulting services agreements, representation and warranty insurance costs associated with acquisitions, that are the result of other, non-comparable events to measure operating performance as these events arise outside of the Company’s ordinary course of continuing operations. See Note 13, “Related Party Transactions” for a description of the consulting services agreement with Carlyle Investment Management L.L.C.

	Nine months ended September 30, 2026
	Engine Services	Component Repair Services	Total Segments
	(in thousands)
Revenue from external customers	$4,280,739	$503,260	$4,783,999
Intersegment revenue	(59,754)	59,754	—
Total segment revenue	4,220,985	563,014	4,783,999
Other segment items (1)	3,633,076	410,776	4,043,852
Segment Adjusted EBITDA	$587,909	$152,238	$740,147
Corporate (2)			82,170
Depreciation and amortization			147,193
Interest expense			119,933
Business transformation costs (LEAP and CFM) (3)			10,320
Non-cash stock compensation expense			15,743
Integration costs and severance (4)			801
Other (5)			11,275
Income before income taxes			$352,712

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

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
United States	$917,934	$796,983	$2,840,560	$2,449,583
United Kingdom	86,144	114,453	241,190	381,902
Canada	237,508	189,125	621,890	575,739
Rest of Europe (1)	120,975	145,430	436,124	387,118
Asia (1)	96,803	146,087	367,833	358,979
Rest of the world (1)	98,085	105,884	276,402	309,172
Total revenue	$1,557,449	$1,497,962	$4,783,999	$4,462,493

(1)
Countries grouped within Rest of Europe, Asia, and Rest of world are individually immaterial as compared to total revenue with no country representing more than 3% of total revenue for the three and nine months ended September 30, 2026 and 2025.

NOTE 20: SHARE REPURCHASE PROGRAM

On December 9, 2025, the Board of Directors of the Company approved a stock repurchase program, effective immediately. The stock repurchase program authorizes the Company to repurchase up to $450.0 million of the Company’s Common Stock, subject to market conditions, contractual restrictions and other factors (the “Original Repurchase Program”).

Repurchases under the Original Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Original Repurchase Program does not obligate the Company to acquire any particular amount of Common Stock and it may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

On January 29, 2026, the Company completed the repurchase of 1,637,465 shares of Common Stock from the GIC Stockholder in a private transaction at a price of $30.54 per share. See Note 1, “Nature of Operations and Basis of Presentation” to the Company’s condensed financial statements in this Quarterly Report on Form 10-Q for a description of the Share Repurchase.

During the three and nine months ended September 30, 2026, the Company repurchased $50.1 million and $150.1 million, respectively, of Common Stock under the Original Repurchase Program. As of September 30, 2026, $299.9 million remained available for repurchase under the Original Repurchase Program.

NOTE 21: SUBSEQUENT EVENTS

On October 28, 2026, the Board of Directors of the Company approved an increase of $560.0 million to the Original Repurchase Program, bringing the total authorization under the share repurchase program to $1.0 billion worth of the Company’s Common stock (as increased, the “Amended Repurchase Program”).

Repurchases under the Amended Repurchase Program may be made in the open market, in privately negotiated transactions, accelerated share repurchase transactions or by other means in accordance with applicable securities laws and regulations, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Amended Repurchase Program does not obligate the Company to acquire any particular amount of Common Stock, and it may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

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

Factors such as our operations and supply chains, which are primarily located in regions where our products are sold, along with the applicability of the United States-Mexico-Canada Agreement (the “USMCA”), help reduce our exposure to trade disruptions, but there can be no assurance that these factors, or our pricing actions, will be effective mitigants given the uncertain environment. For example, at the July 2026 joint review, the United States declined to extend the USMCA, triggering annual reviews of the agreement. Although the USMCA remains in effect, this has increased uncertainty regarding its future terms and the continued availability of its benefits.

The legal framework for U.S. tariffs has also continued to evolve. In February 2026, the U.S. Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities, and the Trump administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. In July 2026, the Trump administration imposed tariffs on goods from more than 80 countries under Section 301 of the Trade Act of 1974, which enables the government to impose tariffs in response to unfair trade practices. In August 2026, the Trump administration further enacted additional 50% tariffs on a broad range of Canadian imports under Section 338 of the Tariff Act of 1930. These tariffs are the subject of pending litigation, the outcome of which remains uncertain. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Industry—United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” in our 2025 Form 10-K.

Key Factors Affecting the Comparability of Our Results of Operations

Our results have been affected by, and may in the future be affected by, the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Recent Developments

January 2026 Secondary Offering and Share Repurchase

On January 29, 2026, two of our stockholders (the “Selling Stockholders”), affiliates of The Carlyle Group Inc. (“Carlyle”) and GIC Private Limited (“GIC”), completed a public offering of an aggregate of 57,500,000 shares of Common Stock (including the full exercise by the underwriters of their option to purchase up to an additional 7,500,000 shares) at a price to the public of $31.00 per share (the “January 2026 Offering”).

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

As of September 30, 2026, Carlyle and GIC own approximately 25.7% and 5.8% of the Company’s outstanding Common Stock, respectively.

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

The following table presents a reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA Margin, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Net income	$92,799	$68,120	$270,007	$198,776
Income tax expense	27,762	24,656	82,705	70,867
Depreciation and amortization	53,689	48,106	147,193	145,329
Interest expense	40,503	44,566	119,933	132,192
Business transformation costs (LEAP and CFM) (1)	—	3,252	10,320	21,433
Non-cash stock compensation expense	6,018	4,142	15,743	10,017
Integration costs and severance (2)	114	1,891	801	4,631
Insurance recovery	—	(3,000)	—	(3,000)
Loss on disposals	—	—	—	2,764
Secondary offering costs	112	570	1,462	4,430
Other (3)	3,947	3,257	9,813	10,985
Adjusted EBITDA	$224,944	$195,560	$657,977	$598,424
Revenue	$1,557,449	$1,497,962	$4,783,999	$4,462,493
Net income margin	6.0%	4.5%	5.6%	4.5%
Adjusted EBITDA Margin	14.4%	13.1%	13.8%	13.4%

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
(3)
Represents other costs not recurring in the ordinary course of business including professional fees related to business transformation and quarterly management fees payable to Carlyle Investment Management L.L.C. and Beamer Investment Inc. under consulting services agreements, representation and warranty insurance costs associated with acquisitions and other non-comparable events to measure operating performance as these events arise outside the Company’s ordinary course of continuing operations. See Note 13, “Related Party Transactions” to the Company’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for descriptions of the consulting services agreements with Carlyle Investment Management L.L.C. and Beamer Investment Inc.

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

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense primarily consists of expenses related to the selling of our services to our customers and maintaining a global sales support network, including salaries of our direct sales force. General costs to support the administrative requirements of the business such as finance, accounting, legal, information technology, human resources and general management are also included.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our consolidated statements of operations data for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$1,557,449	$1,497,962	$59,487	4.0%
Cost of revenue	1,295,543	1,274,803	20,740	1.6%
Selling, general and administrative expense	75,874	60,944	14,930	24.5%
Amortization of intangible assets	24,968	24,873	95	0.4%
Operating income	161,064	137,342	23,722	17.3%
Interest expense	40,503	44,566	(4,063)	(9.1)%
Income before income taxes	120,561	92,776	27,785	29.9%
Income tax expense	27,762	24,656	3,106	12.6%
Net income	$92,799	$68,120	$24,679	36.2%

Revenue. Revenue increased $59.5 million, or 4.0%, to $1,557.4 million for the three months ended September 30, 2026, from $1,498.0 million for the three months ended September 30, 2025. The increase was driven by continued demand for our services and products across all three major end markets. The business aviation end market grew 7.4% compared to the prior year period, the military and helicopter end market grew 7.2% compared to the prior year period and the commercial aerospace end market grew 1.3% compared to the prior year period.

Cost of revenue. Cost of revenue increased $20.7 million, or 1.6%, to $1,295.5 million for the three months ended September 30, 2026 from $1,274.8 million for the three months ended September 30, 2025. This increase was primarily driven by higher sales volume, as revenue increased 4.0% compared to the prior year period. The lower year-over-year growth rate in cost of revenue compared to revenue reflects in part lower material costs as a percentage of revenue from the elimination of low-to-no margin material pass-through revenue on restructured contracts.

The following table sets forth our total cost of revenue for the three months ended September 30, 2026 and 2025:

	2026	2025
	(in thousands)
Material	$879,265	$892,199
Labor	313,939	294,136
Other	102,339	88,468
Total cost of revenue	$1,295,543	$1,274,803

Selling, general and administrative expense. SG&A expense was $75.9 million and $60.9 million for the three months ended September 30, 2026 and 2025, respectively, and was 4.9% and 4.1% of revenue for the three months ended September 30, 2026 and 2025, respectively. The $14.9 million, or 24.5%, increase in SG&A expense for the three months ended September 30, 2026 was primarily due to increased personnel expenses and headcount.

Amortization of intangible assets. Amortization of intangible assets was $25.0 million and $24.9 million for the three months ended September 30, 2026 and 2025, respectively.

Interest expense. Interest expense decreased $4.1 million, or 9.1% from $44.6 million for the three months ended September 30, 2025 to $40.5 million for the three months ended September 30, 2026. This decrease in interest expense was largely driven by a weighted average interest rate of borrowings for the three months ended September 30, 2026 of 5.9% compared to 6.8% for the three months ended September 30, 2025. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Income tax expense. Income tax expense was $27.8 million for the three months ended September 30, 2026, as compared to $24.7 million for the three months ended September 30, 2025, an increase of $3.1 million, or 12.6%. This increase in income tax expense is primarily due to an increase in pre-tax income which, for the three months ended September 30, 2026, increased to $120.6 million as compared to $92.8 million for the three months ended September 30, 2025. The income tax expense and corresponding estimated effective tax rate for the three months ended September 30, 2026 and 2025 were higher than the statutory rate of 21% primarily due to non-deductible expenses and state taxes. Additionally, for the three months ended September 30, 2025, the effective rate was higher than the statutory rate due to the Global Intangible Low-tax Income (“GILTI”) provision. Effective January 1, 2026, the One Big Beautiful Bill Act (the “OBBBA”) eliminates the requirements to allocate interest expense against Net CFC tested income (“NCTI”, formerly GILTI). As a result, we are utilizing foreign tax credits to offset NCTI.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our consolidated statements of operations data for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$4,783,999	$4,462,493	$321,506	7.2%
Cost of revenue	4,013,943	3,785,429	228,514	6.0%
Selling, general and administrative expense	223,413	201,421	21,992	10.9%
Amortization of intangible assets	73,998	73,808	190	0.3%
Operating income	472,645	401,835	70,810	17.6%
Interest expense	119,933	132,192	(12,259)	(9.3)%
Income before income taxes	352,712	269,643	83,069	30.8%
Income tax expense	82,705	70,867	11,838	16.7%
Net income	$270,007	$198,776	$71,231	35.8%

Revenue. Revenue increased $321.5 million, or 7.2%, to $4,784.0 million for the nine months ended September 30, 2026 from $4,462.5 million for the nine months ended September 30, 2025. The increase was driven by continued demand for our services and products across all three major end markets. The business aviation end market grew 10.6% compared to the prior year period, the commercial aerospace end market grew 6.1% compared to the prior year period, and the military and helicopter end market grew 4.8%, compared to the prior year period.

Cost of revenue. Cost of revenue increased $228.5 million, or 6.0%, to $4,013.9 million for the nine months ended September 30, 2026 from $3,785.4 million for the nine months ended September 30, 2025. This increase was primarily driven by higher sales volume, as revenue increased 7.2% compared to the prior year period. The lower year-over-year growth rate in cost of revenue compared to revenue reflects in part lower material costs as a percentage of revenue from the elimination of low-to-no margin material pass-through revenue on restructured contracts.

The following table sets forth our total cost of revenue for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Material	$2,806,871	$2,676,228
Labor	915,692	844,986
Other	291,380	264,215
Total cost of revenue	$4,013,943	$3,785,429

Selling, general and administrative expense. SG&A expense was $223.4 million and $201.4 million for the nine months ended September 30, 2026 and 2025, respectively, and was 4.7% and 4.5% of revenue for the nine months ended September 30, 2026 and 2025, respectively. The $22.0 million or 10.9% increase in SG&A expense for the nine months ended September 30, 2026 was primarily due to increased personnel expenses and headcount.

Amortization of intangible assets. Amortization of intangible assets was $74.0 million and $73.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest expense. Interest expense decreased $12.3 million, or 9.3%, from $132.2 million for the nine months ended September 30, 2025 to $119.9 million for the nine months ended September 30, 2026. This decrease in interest expense was largely driven by a weighted average interest rate of borrowings for the nine months ended September 30, 2026 of 6.1% compared to 6.9% for the nine months ended September 30, 2025. See “—Liquidity and Capital Resources” for further discussion of our debt and financing activities.

Income tax expense. Income tax expense was $82.7 million for the nine months ended September 30, 2026, as compared to $70.9 million for the nine months ended September 30, 2025, an increase of $11.8 million, or 16.7%. This increase in income tax expense is primarily due to an increase in year-to-date pre-tax income. Income before taxes for the nine months ended September 30, 2026 increased to $352.7 million as compared to $269.6 million for the nine months ended September 30, 2025. The income tax expense, and corresponding estimated effective tax rate for the nine months ended September 30, 2026 and 2025, of 23.4% and 26.3%, respectively, were higher than the statutory rate of 21% primarily due to non-deductible expenses and state taxes as well as GILTI impact for the nine months ended September 30, 2025. Effective January 1, 2026, the OBBBA eliminates the requirements to allocate interest expense against NCTI (formerly GILTI). As a result, we are utilizing foreign tax credits to offset NCTI.

Segment Result

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Engine Services
Segment Revenue	$1,368,757	$1,322,185	$4,220,985	$3,941,175
Segment Adjusted EBITDA	$205,063	$165,376	$587,909	$517,894
Segment Adjusted EBITDA Margin	15.0%	12.5%	13.9%	13.1%
Component Repair Services
Segment Revenue	$188,692	$175,777	$563,014	$521,318
Segment Adjusted EBITDA	$48,639	$53,975	$152,238	$152,976
Segment Adjusted EBITDA Margin	25.8%	30.7%	27.0%	29.3%

For a discussion of Segment Adjusted EBITDA, see Note 19, “Segment Information” to our condensed consolidated financial statements included in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2026 and 2025

Engine Services

Engine Services segment revenue increased $46.6 million, or 3.5%, to $1,368.8 million for the three months ended September 30, 2026, compared to $1,322.2 million for the three months ended September 30, 2025. The increase was driven primarily due to volume partially offset by the elimination of pass-through revenue.

Engine Services Segment Adjusted EBITDA increased $39.7 million, or 24.0%, to $205.1 million for the three months ended September 30, 2026, from $165.4 million for the three months ended September 30, 2025. The increase was driven by productivity gains and progress on growth platforms, in addition to an increase in the availability of used serviceable material. Segment Adjusted EBITDA Margin of 15.0% increased compared to 12.5% in the prior year period, primarily driven by productivity and mix and the elimination of material pass-through revenue.

Component Repair Services

Component Repair Services segment revenue increased $12.9 million, or 7.3%, to $188.7 million for the three months ended September 30, 2026, compared to $175.8 million for the three months ended September 30, 2025, driven by volume.

Component Repair Services Segment Adjusted EBITDA decreased $5.3 million, or 9.9%, to $48.6 million for the three months ended September 30, 2026, from $54.0 million for the three months ended September 30, 2025, driven primarily by volume and mix. Segment Adjusted EBITDA Margin of 25.8% decreased compared to 30.7% in the prior year period, driven primarily by unfavorable mix.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Engine Services

Engine Services segment revenue increased $279.8 million, or 7.1%, to $4,221.0 million for the nine months ended September 30, 2026, compared to $3,941.2 million for the nine months ended September 30, 2025. The increase was driven primarily by a strong ramp in our growth platforms, including LEAP and CFM56, along with continued momentum on other key commercial, military, and business aviation platforms.

Engine Services Segment Adjusted EBITDA increased $70.0 million, or 13.5%, to $587.9 million for the nine months ended September 30, 2026, from $517.9 million for the nine months ended September 30, 2025. The increase was driven by volume and productivity gains, partially offset by mix headwinds from ramping LEAP and CFM56 growth programs which continue to come down the learning curve. Segment Adjusted EBITDA Margin of 13.9% increased compared to 13.1% in the prior year period driven by volume, productivity gains and the elimination of some material pass-through revenue, partially offset by mix headwinds from the ramp in LEAP and CFM56 DFW.

Component Repair Services

Component Repair Services segment revenue increased $41.7 million, or 8.0%, to $563.0 million for the nine months ended September 30, 2026, compared to $521.3 million for the nine months ended September 30, 2025. The increase was driven by continued robust demand on key commercial aerospace products, partially offset by softness during the current year period in the military end market from the delayed effect of the U.S. government shutdown in the prior year, in addition to the timing of certain military revenues.

Component Repair Services Segment Adjusted EBITDA decreased $0.7 million, or 0.5%, to $152.2 million for the nine months ended September 30, 2026, from $153.0 million for the nine months ended September 30, 2025. Segment Adjusted EBITDA Margin of 27.0% decreased compared to 29.3% in the prior year period, driven by unfavorable mix related to the timing of certain military revenues.

Liquidity and Capital Resources

The following table summarizes select financial data relevant to our liquidity and capital resources as of September 30, 2026 and December 31, 2025:

	As of September 30,	As of December 31,
	2026	2025
	(in thousands)
Cash	$191,329	$289,717
Net working capital (total current assets less total current liabilities)	1,815,779	1,580,122
Total debt (including current portion) (1)	2,470,833	2,214,605
Total stockholders’ equity	2,801,163	2,667,311

(1)
Includes unamortized discounts of $16.7 million and $19.2 million as of September 30, 2026 and December 31, 2025, respectively, and unamortized deferred finance charges of $11.7 million and $13.4 million as of September 30, 2026 and December 31, 2025, respectively.

Our principal historical cash requirements have been to fund working capital, capital expenditures and acquisitions and to service our indebtedness. As of September 30, 2026, we had $657.1 million of available liquidity, consisting of $191.3 million cash on hand and, $465.8 million available under the 2024 Revolving Credit Facility. Based on our current operations, we believe that our current sources of liquidity, including cash on hand and availability under the 2024 Revolving Credit Facility, are adequate to meet our cash requirements for the next twelve months and for the foreseeable future. See Note 8, “Long-Term Debt” for further discussion of the Credit Agreement and Senior Secured Credit Facilities. However, our ability to make scheduled payments of principal and interest on our debt, refinance our debt, comply with the financial covenants under our debt agreements and fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

On October 28, 2026, our Board of Directors approved a $560.0 million increase to our existing share repurchase program, bringing the total authorization under the share repurchase program to $1.0 billion worth of the Company’s Common Stock. We intend to enter into an accelerated share repurchase agreement to repurchase $350.0 million of our Common Stock, which we expect to fund with cash on hand and borrowings under the 2024 Revolving Credit Facility.

As of September 30, 2026 and December 31, 2025, our debt outstanding consisted of the following:

	As of September 30,	As of December 31,
	2026	2025
	(in thousands)
2024 Term Loan Facilities	$2,210,625	$2,227,500
2024 Revolving Credit Facility	270,000	—
Finance leases	17,640	18,525
Other	968	1,172
	2,499,233	2,247,197
Less: Current portion	(23,320)	(23,444)
Unamortized discounts	(16,704)	(19,170)
Unamortized deferred finance charges	(11,696)	(13,422)
Long-term debt	$2,447,513	$2,191,161

As of September 30, 2026, we had the following debt outstanding:

•
The 2024 Term Loan Facilities under the Credit Agreement, under which we had outstanding indebtedness in an aggregate principal amount of $2,210.6 million, maturing on October 31, 2031; and
•
The $750.0 million 2024 Revolving Credit Facility under the Credit Agreement, under which we had outstanding indebtedness of $270.0 million; and
•
$18.6 million in finance leases and other debt.

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

Increases from Adjusted EBITDA to Consolidated EBITDA (as defined in the Credit Agreement)	Amount
(in thousands)
Nine months ended September 30, 2026	$3,928
Nine months ended September 30, 2025	$5,035

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

As of September 30, 2026, we were in compliance with the covenants in the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Consolidated statements of cash flows data:	(in thousands)
Net cash provided by (used in) operating activities	$81,671	$(6,304)
Net cash used in investing activities	(279,281)	(91,107)
Net cash provided by financing activities	101,026	90,924
Effect of exchange rate changes on cash	(1,804)	1,409
Net decrease in cash	(98,388)	(5,078)
Cash at beginning of period	289,717	102,581
Cash at end of period	$191,329	$97,503

Nine Months Ended September 30, 2026

Net cash provided by operating activities for the nine months ended September 30, 2026 was $81.7 million. The factors affecting our operating cash flows during the period included net income of $270.0 million and non-cash charges of $159.8 million, partially offset by a $348.1 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $147.2 million in depreciation and amortization and $15.7 million in stock compensation expense, partially offset by a $9.8 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

Net cash used in investing activities for the nine months ended September 30, 2026 of $279.3 million primarily consisted of $180.6 million in payments for the purchase of intangible assets, $67.3 million of purchases of property, plant and equipment, and $33.1 million of acquisitions, net of cash and other, partially offset by $1.8 million of proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2026 of $101.0 million was primarily attributable to $150.1 million in repurchases of the Company’s Common Stock and $202.6 million in repayments of long-term debt, offset by proceeds from long-term debt of $455.0 million.

Nine Months Ended September 30, 2025

Net cash used in operating activities for the nine months ended September 30, 2025 was $6.3 million. The factors affecting our operating cash flows during the period included net income of $198.8 million and non-cash charges of $162.9 million, partially offset by a $367.9 million change in our operating assets and liabilities. The non-cash charges primarily consisted of $145.3 million in depreciation and amortization, $10.0 million in stock compensation expense, $4.9 million in amortization of deferred finance charges and discounts, and $0.6 million of foreign exchange gain, partially offset by a $0.8 million decrease in deferred income taxes. The increase in our net working capital was primarily due to the increase in trade working capital driven by continued growth in the business.

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

We describe our critical accounting estimates used in the preparation of our consolidated financial statements in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” in our 2025 Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•
revenue recognition,
•
business combinations,
•
goodwill,
•
inventories, and
•
income taxes.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on our consolidated financial statements.

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

On March 15, 2023, we entered into an interest rate swap contract, effective March 31, 2023, with a notional amount of $400.0 million. The swap provides an effective fixed SOFR rate of 3.71%, maturing on December 31, 2025. Additionally, we entered into an interest rate cap contract to limit the exposure against the risk of rising interest rates. The interest rate cap contract, effective on March 31, 2023, provides a capped SOFR rate of 4.45% and matured on September 30, 2025. This interest rate cap contract began with a notional amount of $500.0 million, increased to $1,000.0 million on March 31, 2023, and further increased to $1,500.0 million on March 28, 2024. On November 14, 2023, we entered into another interest rate cap contract, effective September 30, 2025, to continue to limit the exposure of the interest rates on our variable term loans to a capped SOFR rate of 5.00% on a notional amount of $1,500.0 million, maturing on December 31, 2026. Assuming that the Senior Secured Credit Facilities were fully drawn, the effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facilities by approximately $30.0 million based on the amount of outstanding borrowings at September 30, 2026.

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

Currency Risk

Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our consolidated statements of operations. In addition, currency exposures can arise from revenue and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenue and expenses are approximately matched), but where appropriate, we use foreign exchange contracts. On April 7, 2025, we entered into a foreign currency contract at a notional value of GBP 39.5 million and CAD $136.5 million maturing on December 31, 2025. On October 21, 2025, we entered into a GBP foreign currency contract at a notional value of USD $46.8 million and a CAD foreign currency contract at a notional value of CAD $260.0 million, in each case, maturing on December 29, 2026. On September 22, 2026, we entered into a GBP foreign currency contract at a notional value of USD $46.8 million and a CAD foreign currency contract at a notional value of CAD $260.0 million, in each case, maturing on December 29, 2027. Approximately $35.7 million, or 2.3%, and $34.8 million, or 2.3%, of revenue for the three months ended September 30, 2026 and 2025, respectively, and $128.5 million, or 2.7%, and $107.5 million, or 2.5%, of revenue for the nine months ended September 30, 2026 and 2025, respectively, was attributable to non-U.S. Dollar currencies. Gains or losses due to transactions in foreign currencies included in our consolidated statements of operations was a $0.6 million loss and a $1.1 million gain for the three months ended September 30, 2026 and 2025, respectively, and a $1.3 million loss and a $0.6 million gain for the nine months ended September 30, 2026 and 2025, respectively. A hypothetical 10% change in the relative value of the U.S. Dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

The following material weaknesses exist as of September 30, 2026:

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

We have begun implementation of our remediation plan and are making progress on several initiatives. While the material weaknesses have not been remediated as of September 30, 2026, management is devoting substantial resources to the ongoing remediation efforts. However, the remediation of these material weaknesses is a comprehensive undertaking that will require sustained effort and sufficient time for the new controls to be implemented and tested. While we are committed to completing remediation as soon as practicable, we cannot provide assurance regarding the timing of full remediation. We will continue to provide updates on our remediation progress in future filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation activities described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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
Use of Proceeds.

None.

(c)
Purchases of equity securities by the issuer and affiliated purchasers

Information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Common Stock during the three months ended September 30, 2026 is provided below:

	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
				(in millions)
Period
July 1 – July 31, 2026	—	$—	—	$350.0
August 1 – August 31, 2026	—	$—	—	$350.0
September 1 – September 30, 2026	2,219,460	$22.53	2,219,460	$299.9
Total	2,219,460
(a)
The average price per share of Common Stock repurchased under the stock repurchase program does not include commissions paid to brokers.
(b)
On December 9, 2025, our Board of Directors approved a stock repurchase program, effective at that date. The stock repurchase program authorizes us to repurchase up to $450.0 million of our Common Stock, subject to market conditions, contractual restrictions and other factors. On October 28, 2026, our Board of Directors approved a $560 million increase to the stock repurchase program, bringing the total authorization to $1.0 billion. See Note 21, “Subsequent Events” to our condensed consolidated financial statements included in this Quarterly Report. In connection with the increased authorization, we intend to enter into an accelerated share repurchase agreement to repurchase $350.0 million of our Common Stock under the stock repurchase program.

Repurchases under the program may be made in the open market, in privately negotiated transactions, accelerated share repurchase transactions or by other means in accordance with applicable securities laws and regulations, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at our discretion.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended September 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

StandardAero, Inc.

Date: November 5, 2026	By:	/s/ Paul McElhinney
Paul McElhinney
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Daniel Satterfield
Daniel Satterfield
Chief Financial Officer
(Principal Financial Officer)